Form 10-Q
period 1997-06-30
TELEGROUP INC
filed 1997-08-21
CIK 1037535

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                               ---------------

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                       Commission File No. 000-29284

                               TELEGROUP, INC.
             (Exact name of Registrant as Specified in Its Charter)


            Iowa                                      42-1344121
------------------------------              ----------------------------
(State or Other Jurisdiction of             (IRS Employer Identification No.)
  Incorporation or Organization)

2098 Nutmeg Avenue, Fairfield, IA                         52556
---------------------------------            -----------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code: 515-472-5000
                                                   ------------------------

-----------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [   ]    No [ X] *

* The Registrant has not been subject to such filing requirements for the past 90 days.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securites under a plan confirmed by a court.

                        Yes [   ]    No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: There are 26,211,578
                                                    ----------------------
shares of Common stock outstanding as of June 30, 1997 and 30,701,578 as of
---------------------------------------------------------------------------
the date of filing this report.
------------------------------

                               TELEGROUP, INC.

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1996
        and June 30, 1997 (unaudited)......................................3

        Consolidated Statements of Operations for the Three
        and Six Months Ended June 30, 1996 (unaudited) and June 30, 1997
        (unaudited)........................................................4

        Consolidated Statement of Shareholders' Equity for the
        Six Months Ended June 30,1997 (unaudited)..........................5

        Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1996 (unaudited) and June 30, 1997 (unaudited)............6

        Notes to Consolidated Financial Statements (unaudited).............7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................10


PART II - OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings.................................................20

Item 2. Changes in Securities.............................................20

Item 3. Default Upon Senior Securities N/A................................21

Item 4. Submission of Matters to a Vote of Shareholders...................21

Item 5. Other Information.................................................21

Item 6. Exhibits and Reports on Form 8-K..................................24

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                       TELEGROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1996 AND JUNE 30, 1997 (UNAUDITED)

                                                       December 31,   June 30,
                     ASSETS                                1996         1997
Current assets:
     Cash and cash equivalents                        $ 14,155,013   5,769,631
     Accounts receivable and unbilled services, less
      allowance for credit losses of $3,321,119 and
      $4,002,589 at December 31, 1996 and June 30,
      1997, respectively                                32,288,507  45,005,876
     Income tax recoverable                              1,796,792     962,793
     Deferred taxes                                      1,392,058   1,786,038
     Prepaid expenses and other assets                     245,271   1,297,344
     Receivables from shareholders                          14,974      44,120
     Receivables from employees                             85,539     124,441
                                                       -----------  ----------
               Total current assets                     49,978,154  54,990,243
                                                       -----------  ----------
Net property and equipment                              11,256,139  17,883,071
                                                       -----------  ----------
Other assets:
     Deposits and other assets                             376,614   1,352,436
     Goodwill, net of amortization of $22,768 and
      $56,920 at December 31, 1996 and June 30, 1997,
      respectively                                       1,001,841     967,689
     Capitalized software, net of amortization           1,906,655   2,022,540
     Debt issuance costs, net of amortization            1,437,004   1,333,412
                                                       -----------  ----------
                                                         4,722,114   5,676,077
                                                       -----------  ----------
               Total assets                           $ 65,956,407  78,549,391
                                                       -----------  ----------
                                                       -----------  ----------

                                                       December 31,   June 30,
      LIABILITIES AND SHAREHOLDERS' EQUITY                 1996         1997
Current liabilities:
     Accounts payable                                  30,719,562  42,165,647
     Accrued expenses                                   8,561,041  10,694,232
     Unearned revenue                                      64,276     146,593
     Customer deposits                                    602,940     704,221
     Current portion of long-term debt (note 2)           232,596     101,109
     Current portion of capital lease obligations         138,309     127,804
                                                      -----------  ----------
               Total current liabilities               40,318,724  53,939,606
                                                      -----------  ----------
Deferred taxes                                            756,891     977,915
Capital lease obligations                                 301,393     233,235
Long-term debt (note 2)                                11,216,896  11,205,356
Shareholders' equity:
     Common stock, no par or stated value;
     150,000,000 shares authorized, 26,211,578
     shares issued and outstanding at December 31,
     1996 and June 30, 1997
     Additional paid-in capital                        10,765,176  10,936,366
     Retained earnings                                  2,597,327   1,309,629
     Foreign currency translation adjustment                  -       (52,716)
                                                      -----------  -----------
               Total shareholders' equity              13,362,503  12,193,279
Commitments and contingencies (note 4)
                                                      -----------  -----------
               Total liabilities and
                shareholders' equity                 $ 65,956,407  78,549,391
                                                      -----------  -----------
                                                      -----------  -----------

See accompanying notes to consolidated financial statements.

                    TELEGROUP, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                 THREE MONTHS ENDED JUNE 30, 1996 AND 1997
                AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997

                                 Three months               Six months
                                 ended June 30,            ended June 30,
                            ----------------------     ---------------------
                               1996         1997         1996         1997
Revenues:
  Retail                $ 42,924,103   56,618,155   84,364,051   113,527,560
  Wholesale                4,352,313   23,442,850    6,262,905    40,629,222
                          ----------   ----------  ----------   ------------
        Total revenues    47,276,416   80,061,005   90,626,956   154,156,782

Cost of revenues          32,199,361   59,113,863   59,940,690   112,396,803
                          ----------   ----------   ----------   -----------
         Gross profit     15,077,055   20,947,142   30,686,266    41,759,979
                          ----------   ----------   ----------   -----------

Operating expenses:
   Selling, general and
      administrative
      expenses            14,240,836   20,604,803   27,401,634   40,059,558
   Depreciation and
      amortization           383,926    1,137,001      644,957    1,943,540
   Stock option based
      compensation             -           85,595        -          171,190
                          ----------   ----------   ----------  -----------
      Total operating
       expenses           14,624,762   21,827,399   28,046,591   42,174,288
                          ----------   ----------   ----------  -----------
       Operating income
        (loss)               452,293     (880,257)   2,639,675     (414,309)

Other income (expense):
   Interest expense          (15,355)     (759,930)    (48,826)  (1,489,380)
   Interest income            60,775       170,263     126,650      354,622
   Foreign currency trans-
    action gain(loss)         37,693       (89,205)    (90,646)    (456,769)

   Other                      28,070        48,624      79,787       79,672
                            ----------    ----------  ----------    ---------
Earnings (loss) before
   income taxes              563,476    (1,510,505)  2,706,640   (1,926,164)

Income tax benefit
   (expense)                (204,825)      499,819    (960,462)     638,466
                            ---------     ---------   ---------     ---------

       Net earnings (loss) $ 358,651    (1,010,686)  1,746,178   (1,287,698)
                            ---------     ---------   ---------   ----------
                            ---------     ---------   ---------   ----------

Per share amounts:
   Earnings (loss) per common
   equivalent share          $ 0.01         (0.04)       0.06       (0.04)
                              -----          ----        ----       -----
                              -----          ----        ----       -----

     Weighted-average
      common and common
      equivalent shares
      outstanding         28,784,635   28,784,635   28,784,635   28,784,635
                          ----------   ----------   ----------   ----------
                          ----------   ----------   ----------   ----------



See accompanying notes to consolidated financial statements.

                       TELEGROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                        SIX MONTHS ENDED JUNE 30, 1997


                                                              Foreign           Total
                                    Additional   Retained     currency      shareholders'
                                     paid-in     earnings     translation       equity
                 Shares    Amount    capital     (deficit)    adjustment       (deficit)
Balances at
  December
  31, 1996      26,211,578 $  -     10,765,176   2,597,327        -           13,362,503

Net loss           -          -          -      (1,287,698)       -           (1,287,698)

Compensation
  expense in
  connection
  with stock
  option plan      -          -        171,190      -             -              171,190

Change in
  foreign
  currency
  translation      -          -           -         -           (52,716)         (52,716)
              ----------  ---------  ----------  ----------     --------     ------------
Balances at
  June 30,
  1997        26,211,578   $  -     10,936,366   1,309,629      (52,716)      12,193,279
              ----------  --------- ----------  ------------   ---------    ------------
              ----------  --------- ----------  ------------   ---------    ------------

See accompanying notes to consolidated financial statements.


                    TELEGROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                  SIX MONTHS ENDED JUNE 30, 1996 AND 1997


                                                        Six months
                                                      ended June 30,
                                               -------------------------
                                                  1996             1997
Cash flows from operating activities:
   Net earnings (loss)                         $ 1,746,178     (1,287,698)
   Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization                644,957      1,943,540
      Deferred income taxes                        379,811       (172,956)
      Provision for credit losses on
       accounts receivable                       2,496,256      4,492,567
      Accretion of debt discount                     -            132,952
      Stock option based compensation expense        -            171,190
   Changes in operating assets and liabilities:
      Accounts receivable                       (7,004,771)   (17,209,936)
      Prepaid expenses and other assets            (26,293)    (1,052,073)
      Deposits and other assets                    204,022       (975,822)
      Accounts payable and accrued expenses      6,283,606     13,579,276
      Income taxes                              (3,635,287)       833,999
      Unearned revenue                               7,278         82,317
      Customer deposits                            114,425        101,281
                                                -----------    ----------
           Net cash provided by
            operating activities                 1,210,182        638,637
                                                -----------    ----------
Cash flows from investing activities:
   Purchases of equipment                       (3,863,457)    (8,253,247)
   Capitalization of software                     (854,442)      (295,366)
   Net change in receivables from
    shareholders and employees                    (183,670)       (68,048)
                                                ------------   -----------
            Net cash used in investing
             activities                         (4,901,569)    (8,616,661)
                                                ------------   -----------
Cash flows from financing activities:
   Net payments on notes payable                (2,000,000)         -
   Net proceeds from line of credit              1,028,333          -
   Net proceeds (payments) from
    long-term borrowings                         1,369,280       (275,979)
   Payments on capital lease obligations           (66,770)       (78,663)
   Net change in due to shareholders               (25,881)         -
                                                 -----------   ------------
           Net cash (used in) provided by
            financing activities                   304,962       (354,642)
                                                 -----------   ------------
Effect of exchange rate changes on cash              -            (52,716)
                                                 -----------   ------------
Net decrease in cash and cash equivalents       (3,386,425)    (8,385,382)
Cash and cash equivalents at beginning
 of period                                       4,591,399     14,155,013
                                                 ------------  ------------
Cash and cash equivalents at end of period     $ 1,204,974      5,769,631
                                                 ------------  ------------
                                                 ------------  ------------
Supplemental cash flow disclosures:
   Dividends declared                          $   425,000           -
                                                 ------------  ------------
                                                 ------------  ------------
   Common stock issued in consideration
    for notes receivable                            52,366           -
                                                 ------------  ------------
                                                 ------------  ------------
   Interest paid                                    48,826      1,491,610
                                                 ------------  ------------
                                                 ------------  ------------
   Taxes paid, net of refunds of $1,300,000      4,215,938            520
                                                 ------------  ------------
                                                 ------------  ------------


See accompanying notes to consolidated financial statements.

                     TELEGROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (UNAUDITED)

(1)  PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements of Telegroup, Inc. and subsidiaries (the Company or Telegroup) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 1996, was derived from the Company's audited consolidated balance sheet as of that date. The consolidated financial statements as of June 30, 1997 and for the three month and six month periods then ended are unaudited. In the opinion of the Company, such interim financial statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, the Company believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Registration Statement on Form S-1.

(2)  Debt

     Long-term debt at December 31, 1996 and June 30, 1997 is shown below:

                                          December 31,          June 30,
                                              1996                1997
     12% senior subordinated notes,
       net of discount, unsecured        $ 10,894,126          11,154,341
     8.5% note payable, due monthly
       through fiscal 2000, secured by
       vehicle                                 19,003              13,875
     10.8% note payable, due monthly
       through fiscal 1998, secured by
       equipment financed                     160,628             121,862
     12.0% note payable, paid in
       February 1997                           74,319                -
     12.0% note payable, paid in
       February 1997                          276,853                -
     6.85% note payable, due monthly
       through fiscal 1999, unsecured          14,138              10,471
     8.00% note payable, due monthly
       through fiscal 1998, unsecured          10,425               5,916
                                         --------------       ------------
                                           11,449,492          11,306,465
     Less current portion                    (232,596)           (101,109)
                                         --------------       ------------
                                         $ 11,216,896          11,205,356
                                         --------------       ------------
                                         --------------       ------------

     The Company had a credit agreement with a bank which provided for up to $5,000,000 in committed credit at December 31, 1996. The credit line was amended to provide up to $7,500,000 effective March 28, 1997 and terminating June 30, 1998. There were no borrowings under the line at December 31, 1996 and June 30, 1997. The credit line is unsecured. On August 12, 1997, the Company signed a commitment letter for a $15 million credit facility to replace the existing $7.5 million credit facility.
     The new facility is expected to close on or before September 12, 1997 and will expire on October 31, 1997. The facility will be secured by the Company's accounts receivable and other assets. The Company is currently in negotiation concerning a new agreement in the form of bank debt and/or equity, equity-linked or debt securities providing aggregate gross proceeds of at least $40 million to replace the credit facility which expires October 31, 1997.

(3)  SHAREHOLDERS' EQUITY

     WARRANTS
       In connection with the private placement (Private Offering) of the 12 percent Senior Subordinated Notes (Notes), the Company issued warrants to purchase 1,160,107 shares of the Company's common stock which, at the time of closing of the Private Offering, represented 4 percent of the Company's fully diluted common stock. Pursuant to the Private Offering agreement, if the Company had not consummated an initial public offering (IPO) prior to July 2, 1997, the holder of the warrants would, upon exercise of the warrants, receive an additional 153,644 shares, a number equal to one-half percent of the outstanding shares on a fully diluted basis. The Company did not consummate its IPO prior to July 2, 1997. Accordingly, the number of shares of common stock issuable upon exercise of the warrants was increased by additional shares, which represented one-half of one percent of the outstanding shares at July 2, 1997 on a fully diluted basis. The warrants are currently exercisable, carry an exercise price of $.002 per share, and expire November 27, 2003. As of June 30, 1997, all of these warrants remained outstanding.

     IPO
       On July 14, 1997, the Company consummated an IPO. The Company sold 4,000,000 shares of common stock at a price to public of $10 per share for net proceeds of approximately $35.6 million. On August 12, 1997, the underwriters exercised their over-allotment option and purchased an additional 450,000 shares at $10 per share for net proceeds to the Company of approximately $4.2 million.

(4)  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS WITH TELECOMMUNICATIONS COMPANIES
       The Company has an agreement with Sprint Communications Company L.P. (Sprint) with net monthly usage commitments of $1,500,000. In the event such monthly commitments are not met, the Company is required to remit to Sprint 25 percent of the difference between the $1,500,000 monthly commitment and actual usage. Such amount, if necessary, would be recorded as cost of revenue in the period incurred. The Company has exceeded the monthly usage commitments since the inception of this agreement. This agreement extends through December 1997.

     LITIGATION
       In June 1996, Macrophone Worldwide (PTY) Ltd. (the Plaintiff), a former Country Coordinator for South Africa, filed a complaint (the Complaint) against the Company in the United States District Court for the Southern District of Iowa (the Action) alleging, among other things, breach of contract, wrongful termination and intentional interference with contractual relations. The Complaint requests unspecified damages. The Company is vigorously defending the Action. Management believes that the Company will ultimately prevail and does not believe the outcome of the Action, if unfavorable, will have a material adverse effect on the Company's business, financial condition or results of operations, although there can be no assurance that this will be the case.

       The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial statements of the Company.

     NETWORK
       At June 30, 1997, the Company had $7.3 million in commitments for capital expenditures. The Company has identified a total of $51.5 million of capital expenditures which the Company intends to undertake in 1997 and 1998, subject to the ability to obtain additional financing.

     ACQUISITIONS
       On August 14, 1997, Telegroup acquired 60% of the common stock of, and a controlling interest in, PCS Telecom, Inc. (PCS) for $1.34 million in cash and 40,000 shares of unregistered Telegroup common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING
STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S ABILITY TO SEIZE OPPORTUNITIES FROM CONTINUING DEREGULATION OF THE TELECOMMUNICATIONS MARKETS, THE PREPAYMENT OF EXISTING NOTES, AND THE INCREASE IN THE COMPANY'S INTERNAL AND EXTERNAL SALES FORCES.
THE COMPANY'S REVENUES AND ABILITY TO CONTINUE ITS EXPANSION ARE DIFFICULT TO FORECAST AND COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF NUMEROUS FACTORS, INCLUDING WITHOUT LIMITATION, OPERATING AND TECHNICAL PROBLEMS, REGULATORY UNCERTAINTIES, POSSIBLE DELAYS
IN THE FULL IMPLEMENTATION OF LIBERALIZATION INITIATIVES, COMPETITION, AVAILABILITY OF CAPITAL, FOREIGN CURRENCY FLUCTUATIONS, AND CHANGES IN THE US AND FOREIGN TAX LAWS.

     The following discussion of the financial condition and performance of the Company should be read in conjunction with the consolidated financial statements and related notes and other detailed information regarding the Company included in the Prospectus filed with the SEC on July 8, 1997.

OVERVIEW

     Telegroup is a leading global alternative provider of international telecommunications services. The Company offers a broad range of discounted international and enhanced telecommunications services to small and medium-sized business and residential customers in over 170 countries worldwide.
Telegroup has achieved its significant international market penetration by developing what it believes to be one of the most comprehensive global sales, marketing and customer service organizations in the international telecommunications industry. The Company operates a digital, switched-based telecommunications network, the Telegroup Intelligent Global Network or the TIGN, to deliver its services in a reliable, flexible and cost-effective manner to more than 200,000 active (incurred charges during June 1997) customers worldwide. According to FCC statistics, Telegroup was the sixth largest US carrier of outbound international traffic in 1995. Telegroup's revenues have increased from $29.8 million in fiscal 1993 to $276.7 million in the 12 months ended June 30,1997.

     As of June 30, 1997, the Company had more than 45,000 active retail customers within the United States and more than 160,000 active retail customers outside the United States. The Company's network currently includes switches located in Australia, France, Hong Kong, Japan, the Netherlands, Switzerland, the UK, and the US and leased and owned transmission facilities, and enables the Company to offer a variety of enhanced telecommunications services. In August 1997, the Company installed a switch in Frankfurt, Germany that has been tested and is in service as of the date of this report.

     The Company has attained positive net earnings in only two of the last five years-- 1992 and 1995, and positive EBITDA in 1992, 1995 and 1996. EBITDA represents net earnings (loss) plus net interest expense (income), income taxes, depreciation and amortization and non-cash stock option based compensation. The Company expects to incur lower gross margins, negative EBITDA and significant operating losses and net losses for the near term as it incurs additional costs associated with the development and expansion of the TIGN, the expansion of its marketing and sales organization, and the introduction of new telecommunications services. As the development and expansion of the TIGN continues and the Company's customers migrate from Global Access CallBack to Global Access Direct service, the Company expects that its gross margins, EBITDA, and operating and net income will improve. However, there can be no assurance that this will be the case.

     Telegroup's revenues are derived from the sale of telecommunications services to retail customers, typically residential users and small to medium-sized businesses in over 170 countries worldwide and to wholesale customers, typically other US and non-US telecommunications carriers. The Company's revenues from retail and wholesale customers represented 84% and 16%, respectively, of the Company's total revenues for the year ended December 31, 1996 and 74% and 26%, respectively, for the six months ended June 30, 1997. The Company's retail customer base is diversified both geographically and by customer type. No single retail customer accounted for more than 1% of the Company's total revenues for the year ended December 31, 1996 nor for the six months ended June 30, 1997. For the six months ended June 30, 1997, one wholesale customer accounted for approximately 12% of the Company's total revenues. The Company expects that wholesale revenues will continue to grow as a percentage of total telecommunications revenue in the near term.

     During the six months ended June 30, 1997, the geographic origin of the Company's revenues was as follows: United States--35.1%; Europe--30.5%;
Pacific Rim--24.3%; Other--10.1%, compared to fiscal year 1996 in which such geographic origin was as follows: United States--28.3%; Europe--38.1%; Pacific Rim--19.8%; Other--13.8%. The most significant shift in composition of revenue was the increase in revenue derived from carrier services both in the US and internationally. The Company has developed its wholesale carrier business, which accounted for 26% of revenues for the six months ended June 30, 1997 compared to 0.8% in 1995, primarily by serving wholesale customers in the US and the Pacific Rim. The Company has expanded its Country Coordinator offices and retail marketing activities primarily in its core markets, six of which are located in Western Europe, and three in the Pacific Rim. The Company believes that, because its core markets comprise approximately 64% of the total global long distance telecommunications market, according to TeleGeography, the US, Europe, and Pacific Rim regions will continue to comprise the bulk of the Company's revenues.

     The Company believes its retail services are typically competitively priced below those of the Incumbent Telecommunications Operator in each country in which the Company offers its services. Prices for telecommunications services in many of the Company's core markets have declined in recent years as a result of deregulation and increased competition. The Company believes that worldwide deregulation and increased competition are likely to continue to reduce the Company's retail revenues per billable minute. The Company believes, however, that any decrease in retail revenues per minute will be at least partially offset by an increase in billable minutes by the Company's customers, and by a decreased cost per billable minute as a result of the expansion of the TIGN and the Company's ability to use least cost routing in additional markets.

     For the year ended December 31, 1996 and the six months ended June 30, 1997, 83.8% and 77.8%, respectively, of the Company's retail revenues were derived from Telegroup's Global Access CallBack services. As the Company's Global Access Direct service is provided to customers currently using traditional call-reorigination services, the Company anticipates that revenue derived from Global Access Direct will increase as a percentage of retail revenues. However, the Company expects to continue to aggressively market its Global Access CallBack service in markets not served by the TIGN and to use transparent call-reorigination as a possible routing methodology for its Global Access Direct customers where appropriate. Accordingly, the Company believes that call-reorigination will continue to be a significant source of revenue.

     Historically, the Company has not been required to collect Value Added Tax (VAT), typically 15% to 25% of the sales price, on call-reorigination services provided to customers in the EU because prior laws deemed such services to be provided from the US. However, Germany and France have adopted rules whereby, as of January 1, 1997, telecommunications services provided by non-EU based firms are deemed to be provided where the customer is located. Austria and Italy adopted similar rules effective April 1,1997, Belgium effective June 1, 1997, and the United Kingdom effective July 1, 1997. Other members of the EU are in the process of adopting or have adopted similar legislation. The Company is currently considering changes to its billing system to enable it to bill VAT as and where required by legislation. The Company may have no alternative but to reduce prices of particular services offered to certain customer segments in order to remain competitive in light of the imposition of VAT on its services in certain EU member states. Such price reduction could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that whatever negative impact the imposition of VAT will have on its operations, such impact will be partially mitigated by the migration of customers to, and the higher gross margins associated with, call-through services.

     Cost of retail and wholesale revenues is comprised of (i) variable costs associated with the origination, transmission and termination of voice and data telecommunications services by other carriers, and (ii) costs associated with owning or leasing and maintaining switching facilities and circuits. Currently, a significant portion of the Company's cost of revenues is variable, based on the number of minutes of use transmitted and terminated over other carriers' facilities. The Company's gross profitability is driven mainly by the difference between revenues and the cost of transmission and termination capacity.

     The Company seeks to lower the variable portion of its cost of services by originating, transporting and terminating a higher portion of its traffic over the TIGN. However, in the near term, the Company expects that its cost of revenues as a percentage of revenues will increase as the Company continues the development and expansion of the TIGN and introduces new telecommunications services. Subsequently, as the Company increases the volume and percentage of traffic transmitted over the TIGN, cost of revenues will increasingly consist of fixed costs associated with leased and owned lines and the ownership and maintenance of the TIGN, and the Company expects that the cost of revenues as a percentage of revenues will decline. The Company seeks to lower its cost of revenues by: (i) expanding and upgrading the TIGN by acquiring owned and leased facilities and increasing volume on these facilities, thereby replacing a variable cost with a fixed cost and spreading fixed costs over a larger number of minutes; (ii) negotiating lower cost of transmission over the facilities owned by other national and international carriers; and (iii) expanding the Company's least cost routing choices and capabilities.

     The Company generally realizes higher gross margins from its retail services than from its wholesale services. Wholesale services, however, provide a source of additional revenue and add significant minutes originating and terminating on the TIGN, thus enhancing the Company's purchasing power for leased lines and switched minutes and enabling it to take advantage of volume discounts. The Company also generally realizes higher gross margins from direct access services than from call-reorigination. The Company expects its gross margins to continue to decline in the near term as a result of increased wholesale revenues as a percentage of total revenues. In addition, the Company intends to reduce prices in advance of corresponding reductions in transmission costs in order to maintain market share while migrating customers from traditional call-reorigination to Global Access Direct. The Company then expects gross margins to improve as the volume and percentage of traffic originated, transmitted and terminated on the TIGN increases and cost of revenues is reduced. The Company's overall gross margins may fluctuate in the future based on its mix of wholesale and retail long distance services and the percentage of calls using direct access as compared to call-reorigination, any significant long distance rate reductions imposed by ITOs to counter external competition, and any risks associated with the Company agreeing to minimum volume contracts and not achieving the volume necessary to meet the commitments.

     The Company's general and administrative expenses include salaries and benefits, other corporate overhead costs and costs associated with the operation and maintenance of the TIGN. These costs have increased due to the development and expansion of the TIGN and corporate infrastructure. The Company expects that general and administrative expenses may increase as a percentage of revenues in the near term as the Company incurs additional costs associated with the development and expansion of the TIGN, the expansion of its marketing and sales organization, and the introduction of new telecommunications services.

     The Company spends considerable resources to collect receivables from customers who fail to make payment in a timely manner. While the Company continually seeks to minimize bad debt, the Company's experience indicates that a certain portion of past due receivables will never be collected, and that such bad debt is a necessary cost of conducting business in the telecommunications industry. In addition to uncollectible receivables, the telecommunications industry historically has been exposed to a variety of forms of customer fraud. The TIGN and the Company's billing systems are designed to detect and minimize fraud, where practicable, and the Company continuously seeks to enhance and upgrade its systems in an effort to minimize losses as it expands into new markets.

     As the Company begins to integrate its distribution network in selected strategic locations by acquiring Country Coordinators and independent agents or by establishing internal sales organizations, it may incur added selling, general and administrative expenses associated with the transition which may result, initially, in an increase in selling, general and administrative expenses as a percentage of revenues. The Company anticipates, however, that as sales networks become fully integrated, new service offerings are implemented, and economies of scale are realized, selling, general and administrative expenses will decline as a percentage of revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Revenues. Revenues increased 69.3%, or $32.8 million, from $47.3 million in the three months ended June 30, 1996 to $80.1 million in the three months ended June 30, 1997. This increase was primarily due to growth in international and domestic retail sales and international and domestic wholesale revenues. Wholesale revenues increased from $4.4 million, or 9.2% of total revenues in the three months ended June 30, 1996, to $23.4 million, or 29.3% of revenues for the three months ended June 30, 1997.

     Cost of Revenues. Cost of revenues increased 83.5%, or $26.9 million, from approximately $32.2 million to approximately $59.1 million. As a percentage of revenues, cost of revenues increased from 68.1% to 73.8%, primarily as a result of a larger percentage of lower margin wholesale revenues.

     Operating Expenses. Operating expenses increased 49.3%, or $7.2 million, from $14.6 million in the three months ended 1996 to $21.8 million in the three months ended June 30, 1997, primarily as a result of increased sales commissions related to revenue growth, as well as an increase in the number of employees necessary to provide customer service, billing and collection and accounting support. Other contributing factors were bad debt, depreciation, and amortization, as discussed below. As a percentage of revenues, operating expenses decreased 3.6% from 30.9% in the three months ended June 30, 1996 to 27.3% in the three months ended June 30, 1997. The number of full and part-time employees grew from 399 in the three months ended June 30, 1996, to 536 in the three months ended June 30, 1997, representing a 34.3% increase.

     Bad Debt. Bad debt expense increased from $1.3 million, or 2.7% of revenues in the three months ended June 30, 1996 to $2.0 million, or 2.5% of revenues, in the three months ended June 30, 1997. The decrease in bad debt expense as a percentage of revenues in the three months ended June 30, 1997 was due to continued vigilance in assessing the credit worthiness of new subscribers to Company services.

     Depreciation and Amortization. Depreciation and amortization increased from $0.4 million in the three months ended June 30, 1996, to $1.1 million in the three months ended June 30, 1997, primarily due to increased capital expenditures incurred in connection with the development and expansion of the TIGN, as well as amortization expenses associated with intangible assets.

     Operating Income. Operating income decreased by $1.4 million, from $0.5 million in the three months ended June 30, 1996, to $(0.9) million in the three months ended June 30, 1997, as a result of the foregoing factors.

     Net Earnings (Loss). Net earnings (loss) decreased approximately $1.4 million, from $0.4 million in the three months ended June 30, 1996, to $(1.0) million in the three months ended June 30, 1997. The decrease is attributable to lower operating income, a $0.6 million increase in net interest expense and a $0.1 million increase in foreign currency transaction losses. The foreign currency transaction losses resulted primarily from a strengthening of the US Dollar in such period versus foreign currencies in which the Company had unhedged positions.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Revenues. Revenues increased 70.2%, or $63.6 million, from $90.6 million in the six months ended June 30, 1996, to $154.2 in the six months ended June 30, 1997. This increase was primarily due to growth in international and domestic retail sales and international and domestic wholesale revenues. Wholesale revenues increased from $6.3 million, or 6.9% of total revenues in the six months ended June 30, 1996, to $40.6 million or 26.4% of revenues for the six months ended June 30, 1997.

     Cost of Revenues. Cost of revenues increased 87.6%, or $52.5 million, from approximately $59.9 million to approximately $112.4 million. As a percentage of revenues, cost of revenues increased from 66.1% to 72.9%, primarily as a result of a larger percentage of lower margin wholesale revenues.

     Operating Expenses. Operating expenses increased 50.7%, or $14.2 million, from $28.0 million in the six months ended June 30, 1996, to $42.2 million in the six months ended June 30, 1997, primarily as a result of increased sales commissions related to revenue growth, as well as an increase in the number of employees necessary to provide customer service, billing and collection and accounting support. Other contributing factors were bad debt, depreciation, and amortization, as discussed below. As a percentage of revenues, operating expenses decreased 3.5% from 30.9% in the six months ended June 30, 1996, to 27.4% in the six months ended June 30, 1997.

     Bad Debt. Bad debt expense increased from $2.5 million, or 2.8% of revenues in the six months ended June 30, 1996, to $4.5 million, or 2.9% of revenues, in the six months ended June 30, 1997. The increase in bad debt expense as a percentage of revenues in the six months ended June 30, 1997, was due primarily to the write-off of accounts receivable for services rendered to a single domestic customer during the first half of the period. Services to this customer have been discontinued.

     Depreciation and Amortization. Depreciation and amortization increased from $0.6 million in the six months ended June 30, 1996, to $1.9 million in the six months ended June 30, 1997, primarily due to increased capital expenditures incurred in connection with the development and expansion of the TIGN during the first half of 1997, as well as amortization expenses associated with intangible assets.

     Operating Income. Operating income decreased by $3.0 million, from $2.6 million in the six months ended June 30, 1996, to $(0.4) million in the six months ended June 30, 1997, primarily as a result of the foregoing factors.

     Net Earnings (Loss). Net earnings (loss) decreased approximately $3.0 million, from $1.7 million in the six months ended June 30, 1996, to $(1.3) million in the six months ended June 30, 1997. The decrease was attributable to lower operating income, a $1.2 million increase in interest expense and a $0.4 million increase in foreign currency transaction losses. The foreign currency transaction losses resulted primarily from a strengthening of the US Dollar in such period versus foreign currencies in which the Company had unhedged positions.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's capital requirements have consisted of capital expenditures in connection with the acquisition and maintenance of switching capacity and funding of accounts receivable and other working capital requirements. The Company's capital requirements have been funded primarily by funds provided by operations, term loans and revolving credit facilities from commercial banks, and by capital leases. The Company expects to require substantial additional capital to develop and expand the TIGN, open new offices, introduce new telecommunications services, upgrade and/or replace its management information systems, prepay the outstanding Senior Subordinated Notes and fund its anticipated operating losses and net cash outflows in the near term.

     In July, the Company completed an IPO, issuing 4 million shares at a price to public of $10 per share, yielding $40 million of gross proceeds. In August, an additional 450,000 shares were issued pursuant to the exercise of the underwriters' over-allotment option, yielding an additional $4.5 million of gross proceeds. The net proceeds to the Company from the IPO (including the over-allotment issue), after fees and other expenses, were approximately $39.8 million. The Company expects that approximately $25.8 million of such net proceeds will be used to expand the Telegroup Intelligent Global Network, including the purchase of 60% of the stock of PCS Telecom, Inc; approximately $9.8 million will be used for prepayment of the outstanding Senior Subordinated Notes and the balance will be used for working capital.

     Net cash provided by operating activities was $1.2 million in the six months ended June 30, 1996 and $0.6 million in the six months ended June 30, 1997. The net cash provided by operating activities in the six months ended June 30, 1996 was primarily due to net earnings and an increase in the provision for credit losses on accounts receivable. The net cash provided by operating activities in the six months ended June 30, 1997 was due to the increase in depreciation and amortization expense, an increase in the provision for credit losses on accounts receivable, and an increase in accounts payable. These increases were partially offset by an increase in accounts receivable. The $1.0 million increase in prepaid expenses and other assets was due primarily to the deferral of expenses associated with the IPO. The $1.0 million increase in deposits and other assets in the six months ended June 30, 1997 was due primarily to a deposit to one vendor for card platform switch equipment.

     Net cash used in investing activities was $(4.9) million in the six months ended June 30, 1996 and $(8.6) million in the six months ended June 30, 1997. The net cash used in the six month ended June 30, 1996 and June 30, 1997, was primarily due to increases in equipment purchases.

     Net cash provided by (used in) financing activities was $0.3 million in the six months ended June 30, 1996, and $(0.4) million in the six months ended June 30, 1997. The net cash provided in the six months ended June 30, 1996 was primarily due to proceeds from long-term borrowings and the operating line of credit. The net cash used in the six months ended June 30, 1997 was primarily due to payments of long term borrowings.

     The development and expansion of the TIGN, the upgrade and/or replacement of the Company's management information systems, the opening of new offices, the introduction of new telecommunications services and the prepayment of the Senior Subordinated Notes, as well as the funding of anticipated losses and net cash outflows, will require substantial additional capital. At June 30, 1997, the Company had $7.3 million in commitments for capital expenditures. The Company has identified a total of $51.5 million of capital expenditures which the Company intends to undertake in 1997 and 1998, subject to the ability to obtain additional financing.

     The Company expects that the net proceeds from the IPO will provide the Company with sufficient capital to fund planned capital expenditures and anticipated operating losses through December 1997. On August 12, 1997, the Company signed a commitment letter for a $15 million credit facility to replace the existing $7.5 million credit facility. The new facility is expected to close on or before September 12, 1997 and will expire on October 31, 1997. The facility will be secured by the Company's accounts receivable and other assets. To replace this facility, the Company is in discussions to obtain additional financing in the form of bank debt and/or equity, equity-linked or debt securities providing aggregate gross proceeds of at least $40 million (the "Anticipated Financings"), which, together with the net proceeds from the IPO, is expected to provide sufficient funds for the Company to expand its business as planned and to fund anticipated operating losses and net cash outflows for the next 18 to 24 months. There can be no assurance that the Company will be able to obtain the Anticipated Financings or, if obtained, that it will be able to do so on a timely basis or on terms favorable to the Company. The amount of the Company's actual future capital requirements will depend upon many factors, including the performance of the Company's business, the rate and manner in which it expands the TIGN, increases in staffing levels and customer growth, upgrades or replacements to management information systems and opening of new offices, as well as other factors that are not within the Company's control, including competitive conditions and regulatory or other government actions. In the event that the Company's plans or assumptions change or prove to be inaccurate or internally generated funds and funds from other financings, including the Anticipated Financings, if obtained, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned.

FOREIGN CURRENCY

     Although the Company's functional currency is the US Dollar, the Company derives a substantial percentage of its telecommunications revenues from international sales. In countries where the local currency is freely exchangeable and the Company is able to hedge its exposure, the Company bills for its services in the local currency. In cases where the Company bills in a local currency, the Company is exposed to the risk that the local currency will depreciate between the date of billing and the date payment is received. In certain countries in Europe, the Company purchases foreign exchange contracts through its fiscal agent to hedge against this foreign exchange risk. For the six months ended June 30, 1997, approximately $37.1 million (US Dollar equivalent) or 24.1% of the Company's billings for telecommunications services were billed in non-US Dollar local currencies.

     The Company's financial position and results of operations for the year ended June 30,1997, were not significantly affected by foreign currency exchange rate fluctuation. As the Company continues to expand the TIGN and increase its customer base in its targeted markets, an increasing proportion of costs associated with operating and maintaining the TIGN, as well as local selling expenses, will be billed in foreign currencies. Although the Company attempts to match costs and revenues and borrowings and repayments in terms of local currencies, there will be many instances in which costs and revenues and borrowings and repayments will not be matched with respect to currency denominations. The Company may choose to limit any additional exposure to foreign exchange rate fluctuations by the purchase of foreign forward exchange contracts or similar hedging strategies. There can be no assurance that any currency hedging strategy would be successful in avoiding exchange-related losses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of SFAS 128 will not have a significant effect on its reported earnings per share.

     SFAS 130, "Reporting Comprehensive Income", was issued in June 1997. It establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. It establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not believe that adoption of any of these standards will have a significant effect on its consolidated financial statements.

EFFECTS OF INFLATION

     Inflation is not a material factor affecting the Company's business and has not had a significant effect on the Company's operations to date.

SEASONAL FLUCTUATIONS

     The Company has historically experienced, and expects to continue to experience, reduced growth rates in revenues in the months of August and December due to extended vacation time typically taken by Americans and Europeans during these months.

                       PART II.  OTHER INFORMATION

                              TELEGROUP, INC.

Item 1.  Legal Proceedings.
------   -----------------

       The Company makes routine filings and is a party to customary regulatory proceedings with the FCC relating to its operations. The Company is not party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

      In June 1996, Macrophone Worldwide (PTY) Ltd. (the "Plaintiff"), a former Country Coordinator for South Africa, filed a complaint (the "Complaint") against the Company in the United States District Court for the Southern District of Iowa (the "Action") alleging, among other things, breach of contract, wrongful termination and intentional interference with contractual relations. The Complaint requests unspecified damages. The Company is vigorously defending the Action. Management believes that the Company will ultimately prevail and does not believe the outcome of the Action, if unfavorable, will have a material adverse effect on the Company's business, financial condition or results of operations, there can be no assurance that this will be the case.

       On June 19, 1997, the Company received notice of a threatened lawsuit from counsel to Richard DeAngelis, a former Vice President--Sales and Marketing of the Company employed from 1993 until May 30, 1997. The notice alleges claims for breach of contract, wrongful termination, wrongful discharge and defamation. The Company believes that the threatened claims are without merit. If an action is filed, the Company intends to vigorously contest any of such claims. Although management believes that if an action were filed the Company would ultimately prevail and does not believe that the outcome of such action, if unfavorable, would have a material adverse effect on the Company's business, financial condition or results of operations, there can be no assurance that this will be the case.

Item 2.  Changes in Securities.
------   ---------------------

     Amended and Restated 1996 Stock Option Plan. During the first half of 1997, options for a total of 339,756 shares were issued under the Amended
Stock Option Plan to four Telegroup vice presidents   The options have an
exercise price of $10.00 per share (the IPO price to public), vest from April 10, 1997 through June 1, 2000, and have expiration dates of April 1, 2007.

     Each issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

Item 3.  Default Upon Senior Securities N/A.
------   -----------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         A. On April 9, 1997, pursuant to Section 490.704 of the Iowa Business Corporation Act, the Class A shareholders waived all notice of time, place, or purpose of a meeting, and in lieu of a meeting, (1) adopted the Second Restated Articles of Incorporation; and (2) approved the Reclassification of the stock of Telegroup, Inc. which had been approved by the Board of Directors on April 9, 1997; and (3) approved the Recapitalization (and stock split) of the Company. On April 10, the Class B shareholders approved the same. The vote was taken by mail and facsimile.

     The following number of votes were cast "for" or were withheld:

DESIGNATION OF GROUP          VOTES FOR          VOTES WITHHELD

  Class A Common              4,367,832                   0

  Class B Common                410,753               4,609

         B.  On June 28, 1997, pursuant to Section 490.704 of the Iowa
Business Corporation Act, the Class A and B shareholders waived all notice of time, place, or purpose of a meeting, and in lieu of a meeting, readopted the Second Restated Articles of Incorporation amended to reflect a 5.479931944-to-1 stock split to occur immediately prior to the Effective Time of the IPO of Telegroup, Inc. The vote was taken by mail and facsimile.

     The following number of votes were case "for" or were withheld:

DESIGNATION OF GROUP          VOTES FOR          VOTES WITHHELD

   Class A Common             4,367,832                   0

   Class B Common               402,941               12,421


Item 5.  Other Information.
------   -----------------

         PCS. On August 14, 1997, Telegroup acquired 60% of the common stock of, and a controlling interest in, PCS Telecom, Inc. (PCS) for $1.34 million in cash and 40,000 shares of unregistered Telegroup common stock. 50% of the

PCS stock was acquired from David Dragon, and the remaining 10% from Mark Ballantine who will remain as chief executive officer. PCS is a developer and manufacturer of state of the art, feature-rich, calling card platforms used by
Telegroup and numerous other companies.   PCS, which currently has 25
employees, has installed its products both in international and domestic markets. Telegroup has purchased these platforms as part of its global strategy of providing enhanced services for each TIGN, and considers this acquisition to be a strategic purchase which is intended to ensure stability of supply of platforms to establish expeditiously an international facilities network for enhanced services.

         Forward-Looking Statements. Item 2 of Part I of this report includes, and future oral or written statements of the Company and its management may include, certain forward-looking statements, including without limitation statements with respect to the Company's anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, business and competitive outlook, investment and expenditure plans, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "should" or "may," and variations thereof and similar expressions. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

  (i) the effects of ongoing deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996 (the "1996 Act") and other similar federal and state legislation and federal and state regulations enacted thereunder, including without limitation (i) greater than anticipated competition in the Company's telephone markets resulting therefrom, (ii) the final outcome of FCC rulemaking with respect to interconnection agreements and access charge reforms, and
        (iii) future state regulatory actions taken in response to the 1996 Act.

 (ii) the effects of greater than anticipated competition from other telecommunications companies, including without limitation competition requiring new pricing or marketing strategies or new product offerings, and the attendant risk that the Company will not be able to respond on a timely or profitable basis.

(iii) possible changes in the demand for the Company's products and services, including without limitation lower than anticipated demand for premium telephone services.

 (iv) the Company's ability to successfully introduce new offerings on a timely and cost-effective basis, including without limitation the Company's ability to (i) expand successfully its long distance and enhanced service offerings to new markets, and (ii) offer bundled service packages on terms attractive to its customers.

  (v) the risks inherent in rapid technological change, including without limitation (i) the lack of assurance that the Company's ongoing TIGN improvements will be sufficient to meet or exceed the capabilities and quality of competing networks, and (ii) the risk that technologies will not be developed on a timely or cost-effective basis or perform according to expectations.

 (vi) regulatory limits on the Company's ability to change its prices for telephone services in response to competitive pressures.

(vii) the Company's ability to effectively manage its growth, including without limitation the Company's ability to (i) achieve projected economies of scale and cost savings, (ii) meet pro forma cash flow projections developed by management in valuing newly-acquired businesses, and (iii) implement necessary internal controls, and retain and attract key personnel.

(viii) any difficulties in the Company's ability to expand through additional acquisitions, whether caused by financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers.

  (ix) higher than anticipated operating costs due to churn or fraudulent uses of the Company's networks.

   (x) the lack of assurance that the Company can compete effectively against better capitalized competitors.

  (xi)  the effects of more general factors, including without limitation:

            (a) changes in general industry and market conditions and growth rates
            (b) changes in interest rates or other general national, regional or local economic conditions
            (c) changes in legislation, regulation or public policy
            (d) unanticipated increases in capital, operating or
                administrative costs, or the impact of new business
                opportunities requiring significant up-front investments
            (e) the continued availability of financing in amounts, and on terms and conditions, necessary to support the Company's
                operations
            (f) changes in the Company's relationships with vendors
            (g) changes in accounting systems, policies or practices adopted voluntarily or as required by generally accepted accounting principles
            (h) changes in VAT policies of the EU.

         For a more detailed description of these and other uncertainties, see Risk Factors in the Company's Prospectus dated July 8, 1997. Due to these uncertainties, you are cautioned not to place undue reliance upon the Company's forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any of its forward-looking statements for any reason.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         A.   Exhibits

              Exhibit 27      Financial Data Schedule

         B.   Reports on Form 8-K

              None

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Telegroup, Inc.
                                      ---------------
                                        (Registrant)




Date: August 21, 1997                 By:   /s/Douglas Neish
                                         -----------------------
                                              Douglas Neish
                                              Chief Financial Officer