Form 10-Q
period 1997-09-30
TELEGROUP INC
filed 1997-11-14
CIK 1037535

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                               ---------------

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                        Yes [ X ]    No [  ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securites under a plan confirmed by a court.

                        Yes [   ]    No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: There are 30,768,542
                                                    ----------------------
shares of Common stock outstanding as of September 30, 1997 and 30,880,522 as
---------------------------------------------------------------------------
of the date of filing this report.
------------------------------

                               TELEGROUP, INC.

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1996
        and September 30, 1997 (unaudited).................................3

        Consolidated Statements of Operations for the Three
        and Nine Months Ended September 30, 1996 (unaudited) and
        September 30, 1997 (unaudited).....................................5

        Consolidated Statement of Shareholders' Equity for the
        Nine Months Ended September 30,1997 (unaudited)....................6

        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 (unaudited) and September 30, 1997 (unaudited)..7

        Notes to Consolidated Financial Statements (unaudited).............8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................11


PART II - OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings.................................................20

Item 2. Changes in Securities and Use of Proceeds.........................20

Item 3. Defaults Upon Senior Securities...................................20

Item 4. Submission of Matters to a Vote of Security Holders...............20

Item 5. Other Information.................................................21

Item 6. Exhibits and Reports on Form 8-K..................................23

Exhibit Index.............................................................24

Signatures................................................................25

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                       TELEGROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1996 AND SEPTEMBER 30, 1997 (UNAUDITED)

                                                         December   September
                     ASSETS                                1996        1997
Current assets:
     Cash and cash equivalents                        $ 14,155,013  58,215,248
     Accounts receivable and unbilled services, less
      allowance for credit losses of $3,321,119 and
      $4,639,183 at December 31, 1996 and September 30,
      1997, respectively                                32,288,507  48,007,389
     Income tax recoverable                              1,796,792   2,924,478
     Deferred taxes                                      1,392,058   1,639,066
     Prepaid expenses and other assets                     245,271     757,508
     Receivables from shareholders                          14,974      45,880
     Receivables from employees                             85,539     189,070
                                                       -----------  ----------
               Total current assets                     49,978,154 111,778,639
                                                       -----------  ----------
Net property and equipment                              11,256,139  21,596,980
                                                       -----------  ----------
Other assets:
     Deposits and other assets                             376,614     688,665
     Goodwill, net of amortization of $22,768 and
      $96,520 at December 31, 1996 and
      September 30, 1997, respectively                   1,001,841   2,969,347
     Capitalized software, net of amortization           1,906,655   1,873,946
     Debt issuance costs, net of amortization            1,437,004     750,000
                                                       -----------  ----------
                                                         4,722,114   6,281,958
                                                       -----------  ----------
               Total assets                           $ 65,956,407 139,657,577
                                                       -----------  ----------
                                                       -----------  ----------


                                                         December   September
                                                            31,        30,
      LIABILITIES AND SHAREHOLDERS' EQUITY                 1996       1997
Current liabilities:
     Accounts payable                                  30,719,562  44,413,669
     Accrued expenses                                   8,561,041  12,233,538
     Note payable                                            -     15,000,000
     Unearned revenue                                      64,276     160,222
     Customer deposits                                    602,940     717,224
     Current portion of long-term debt (note 2)           232,596      92,194
     Current portion of capital lease obligations         138,309     127,099
                                                      -----------  ----------
               Total current liabilities               40,318,724  72,743,946
                                                      -----------  ----------
Deferred taxes                                            756,891     730,847
Capital lease obligations                                 301,393     218,320
Long-term debt (note 2)                                11,216,896  25,042,057
Minority interest (note 3)                                   -           -
Commitments and contingencies (note 5)                       -           -
Shareholders' equity:
     Common stock, no par or stated value;
     150,000,000 shares authorized, 26,211,578
     and 30,768,542 shares issued and outstanding
     at December 31, 1996 and September 30, 1997,
     respectively                                            -           -
     Additional paid-in capital                        10,765,176  51,405,027
     Retained earnings                                  2,599,530 (10,220,143)
     Foreign currency translation adjustment               (2,203)  ( 262,477)
                                                      ----------- -----------
               Total shareholders' equity              13,362,503  40,922,407
                                                      ----------- -----------
               Total liabilities and
                shareholders' equity                 $ 65,956,407 139,657,577
                                                      ----------- -----------
                                                      ----------- -----------

See accompanying notes to consolidated financial statements.

                    TELEGROUP, INC. AND SUBSIDIARIES

             Consolidated Statements of Operations (unaudited)

               Three Months Ended September 30, 1996 and 1997
             and Nine Months Ended September 30, 1996 and 1997

                                 Three months              Nine months
                            ended September 30,         ended September 30
                             1996         1997         1996         1997
Revenues:
  Retail                 $ 44,463,875   56,192,571  128,827,926  169,720,131
  Wholesale                12,687,810   28,128,733   18,950,715   68,757,955
                           ----------   ----------   ----------  -----------
         Total revenues    57,151,685   84,321,304  147,778,641  238,478,086
Cost of revenues           40,853,396   61,876,405  100,794,086  174,273,208
                           ----------   ----------   ----------  -----------
         Gross profit      16,298,289   22,444,899   46,984,555   64,204,878
                           ----------   ----------   ----------  -----------

Operating expenses:
   Selling, general and
      administrative
      expenses             15,246,635   23,114,929   42,648,269   63,174,487
   Depreciation and
      amortization            513,167    1,264,523    1,158,124    3,208,063
   Stock option based
      compensation               -          85,595         -         256,785
                           ----------   ----------   ----------  -----------
      Total operating
       expenses            15,759,802   24,465,047   43,806,393   66,639,335
                           ----------   ----------   ----------  -----------
       Operating income
        (loss)                538,487   (2,020,148)   3,178,162   (2,434,457)

Other income (expense):
   Interest expense          (151,383)    (645,311)    (200,209)  (2,134,691)
   Interest income             84,209      427,677      210,859      782,299
   Foreign currency trans-
    action gain(loss)          33,958     (130,522)     (56,688)    (587,291)
   Other                      (18,821)      79,556       60,966      159,228
                            ----------   ----------   ----------   ----------
Earnings (loss) before
   income taxes and
   extraordinary item         486,450   (2,288,748)   3,193,090   (4,214,912)

Income tax benefit
   (expense)                 (183,076)     727,588   (1,143,538)   1,366,054

Minority interest in share
   of earnings (loss)            -            -            -            -
                            ---------     ---------   ---------    ---------

Earnings (loss) before
   extraordinary item         303,374   (1,561,160)   2,049,552   (2,848,858)

Extraordinary item, loss on
   extinguishment of debt,
   net of income taxes of
   $1,469,486 (note 2)           -      (9,970,815)        -      (9,970,815)
                             --------     ---------   ---------    ---------
       Net earnings (loss)  $ 303,374  (11,531,975)   2,049,552  (12,819,673)
                            ---------     ---------   ---------    ---------
                            ---------     ---------   ---------    ---------

Per share amounts (note 4):
   Earnings (loss) before
   extraordinary loss          $ 0.01        (0.05)       0.07       (0.10)
                                -----         ----        ----       ----
Net earnings (loss)            $ 0.01        (0.39)       0.07       (0.47)
                                -----         ----        ----       ----

Weighted-average
   shares                  28,784,635   29,923,051  28,784,635    27,462,331
                           ----------   ----------  ----------    ----------
                           ----------   ----------  ----------    ----------



See accompanying notes to consolidated financial statements.

                       TELEGROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                        NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                      Foreign       Total
                               Additional  Retained   currency      share-
                                 paid-in   earnings   translation   holders'
                Shares  Amount   capital   (deficit)  adjustment    equity

Balances at
  December 31,
  1996          26,211,578 $  -  10,765,176   2,599,530  (2,203)  13,362,503

Net loss              -       -        -    (12,819,673)     -   (12,819,673)

Issuance of
  shares, net
  of offering
  expenses
  (note 3)       4,450,000    -  39,825,343        -         -    39,825,343

Shares issued
  in connection
  with business
  combination
  (note 3)          40,000    -     470,000        -         -       470,000

Compensation
  expense in
  connection
  with stock
  option plan         -       -     256,785        -         -       256,785

Issuance of shares
  for options
  exercised         66,964    -      87,723        -         -        87,723

Change in
  foreign
  currency
  translation         -       -        -           -     (260,274)  (260,274)
                ---------  ----- ----------  ---------   --------  ----------
Balances at
  September 30,
  1997          30,768,542 $  -  51,405,027 (10,220,143) (262,477) 40,922,407
                ---------  ----- ----------  ----------  --------- ----------
                ---------  ----- ----------  ----------  --------- ----------

See accompanying notes to consolidated financial statements.


                    TELEGROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997


                                                       Nine months
                                                    ended September 30,
                                               -------------------------
                                                  1996             1997
Cash flows from operating activities:
   Net earnings (loss)                         $ 2,049,552   (12,819,673)
   Adjustments to reconcile net earnings
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization              1,158,124     3,208,063
      Deferred income taxes                        362,790      (273,052)
      Loss on extinguishment of debt                  -       10,040,301
      Provision for credit losses on
       accounts receivable                       3,730,892     6,384,001
      Accretion of debt discount                      -          364 455
      Stock option based compensation expense,
       excluding the effects of
       business combinations:                         -          256,785
   Changes in operating assets and liabilities:
      Accounts receivable                       (9,753,315)  (21,791,926)
      Prepaid expenses and other assets            (86,267)     (462,267)
      Deposits and other assets                    187,565    (1,650,196)
      Accounts payable and accrued expenses     10,510,992    16,826,408
      Income taxes                              (4,202,227)   (1,295,174)
      Unearned revenue                              41,986        95,946
      Customer deposits                             82,978       114,284
                                                -----------   ----------
           Net cash provided by (used in)
            operating activities                 4,083,070    (1,002,045)
                                                -----------    ----------
Cash flows from investing activities:
   Purchases of equipment                       (6,263,952)  (12,463,348)
   Capitalization of software                   (1,326,858)     (306,373)
   Cash paid in business combinations,
    net of cash acquired
   Net change in receivables from                 (468,187)     (420,956)
    shareholders and employees                    (202,003)     (134,437)
                                                ------------  -----------
            Net cash used in investing
             activities                         (8,261,000)  (13,325,114)
                                                ------------  -----------

Cash flows from financing activities:
   Net payments on notes payable                (2,000,000)         -
   Net proceeds from line of credit              4,800,000    15,000,000
   Net proceeds from
    long-term borrowings                         1,254,596    24,578,885
   Debt issuance costs                                -         (750,000)
   Prepayment of senior subordinated notes            -      (20,000,000)
   Net proceeds from issuance of stock                -       39,825,343
   Net proceeds from options exercised                            87,723
   Payments on capital lease obligations          (151,948)      (94,283)
   Net change in due to shareholders               (25,881)         -
                                                 -----------  -----------
           Net cash provided by
            financing activities                 3,876,767    58,647,668
                                                 -----------  -----------
Effect of exchange rate changes on cash               (730)     (260,274)
                                                 -----------  -----------
Net increase (decrease) in cash and
 cash equivalents                                 (301,893)   44,060,235
Cash and cash equivalents at beginning
 of period                                       4,591,399    14,155,013
                                                ------------  -----------
Cash and cash equivalents at end of period     $ 4,289,506    58,215,248
                                                ------------  -----------
                                                ------------  -----------
Supplemental cash flow disclosures:
   Dividends declared                          $   425,000         -
                                                ------------  -----------
                                                ------------  -----------
   Common stock issued in connection
    with business combinations                     573,984       470,000
                                                ------------  -----------
                                                ------------  -----------
   Common stock issued in consideration
    for notes receivable                            52,366          -
                                                ------------  -----------
                                                ------------  -----------

   Interest paid                                   200,209     2,356,921
                                                ------------  -----------
                                                ------------  -----------

   Taxes paid                                    5,040,634         2,622
                                                ------------  -----------
                                                ------------  -----------


See accompanying notes to consolidated financial statements.

                     TELEGROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (UNAUDITED)

(1)  PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements of Telegroup, Inc. and subsidiaries (the Company or Telegroup) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 1996, was derived from the Company's audited consolidated balance sheet as of that date. The consolidated financial statements as of September 30, 1997 and for the three month and nine month periods then ended are unaudited. In the opinion of the Company, such interim financial statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, the Company believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Registration Statement on Form S-1.

(2)  Debt

     Long-term debt at December 31, 1996 and September 30, 1997 is shown below:

                                          December 31,       September 30,
                                              1996               1997
     12% senior subordinated notes,
       net of discount, paid in
       September 1997                    $ 10,894,126               -
     8.0% convertible subordinated
       notes, due April 15, 2005,
       unsecured                                 -            25,000,000
     8.5% note payable, due monthly
       through fiscal 2000, secured by
       vehicle                                 19,003             12,493
     10.8% note payable, due monthly
       through fiscal 1998, secured by
       equipment financed                     160,628            108,327
     12.0% note payable, paid in
       February 1997                           74,319               -
     12.0% note payable, paid in
       February 1997                          276,853               -
     6.85% note payable, due monthly
       through fiscal 1999, unsecured          14,138              9,291
     8.00% note payable, due monthly
       through fiscal 1998, unsecured          10,425              4,140
                                         -------------       ------------
                                           11,449,492         25,134,251
     Less current portion                    (232,596)           (92,194)
                                         -------------       ------------
                                         $ 11,216,896         25,042,057
                                         -------------       ------------
                                         -------------       ------------

       On September 5, 1997, the Company prepaid in full all of its outstanding senior subordinated notes. The Company paid $21,400,000, which included $20,000,000 in principal and $1,400,000 for a prepayment penalty. In addition, the Company recognized a loss of $8,741,419 and $1,298,882 for the write-off of the unamortized original issue discount and debt issuance costs, respectively. The early extinguishment of the senior subordinated notes is reflected on the statement of operations as an extraordinary item, net of income taxes.

       On September 30, 1997, the Company issued $25 million in aggregate principal amount of convertible subordinated notes due April 15, 2005. The net proceeds from the issuance of the convertible notes were approximately $24.3 million.

       The convertible notes are unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The convertible notes bear interest at 8% per annum, payable in cash, on each April 15 and October 15, commencing April 15, 1998; provided that, until the earlier of (x) April 15, 1999 or (y) the Final Note Interest Time (as defined in the Convertible Note Indenture), at the option of the Company, interest may be paid by the issuance of additional convertible notes. The convertible notes are convertible into shares of common stock of the Company at any time on or before the business day next preceding April 15, 2005, unless previously redeemed, at a conversion price of $12.00 per share, subject to adjustment upon the occurrence of certain events.

       The convertible notes are redeemable, in whole or in part, at the option of the Company, at any time on or after October 15, 2000 at redemption prices (expressed as a percentage of the principal amount) declining annually from 104.0% beginning October 15, 2000 to 100.0% beginning on October 15, 2003 and thereafter, together with accrued interest to the redemption date and subject to certain conditions.

       The convertible note Indenture places certain restrictions on the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) make restricted payments (dividends, redemptions and certain other payments), (iii) incur liens, (iv) enter into mergers, consolidations or acquisitions, (v) sell or otherwise dispose of property, business or assets, (vi) issue and sell preferred stock of a subsidiary and (vii) engage in transactions with affiliates. For details, see the convertible note Indenture attached as Exhibit 4.1 to this report.

       The Company had a credit agreement with a bank which provided for up to $5,000,000 in committed credit at December 31, 1996. On September 12, 1997, the Company entered into a $15 million revolving credit facility (the Facility) which replaced the previous credit facility. The Facility expires October 31, 1997 and is secured by the Company's accounts receivable and other assets. Amounts outstanding under the Facility bear interest at a fluctuating rate which was 8.75% at September 30, 1997. There were no borrowings under the credit at December 31, 1996 and $15,000,000 borrowed under the Facility at September 30, 1997.

       On October 23, 1997, the Company issued $97 million in aggregate principal amount of 10.5% senior discount notes. The notes will mature on November 1, 2004, and each note will have a principal amount at maturity of $1,000 and an accreted value of $772.50. The notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness, as defined in the indenture governing the notes.

       Cash interest on the senior discount notes will neither accrue nor be payable prior to May 1, 2000. The notes bear interest at 10.5% per annum, payable in cash, on each May 1 and November 1. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after November 1, 2001 at redemption prices (expressed as a percentage of the principal amount) declining annually from 105.25% beginning November 1, 2001 to 100.0% beginning on November 1, 2004 and thereafter, together with accrued interest to the redemption date and subject to certain conditions.

       The senior discount Indenture places certain restrictions on the ability of the Company and its subsidiaries to (i) incur additional indebtedness,
       (ii) make restricted payments (dividends, redemptions and certain other payments), (iii) incur liens, (iv) enter into mergers, consolidations or acquisitions, (v) sell or otherwise dispose of property, business or assets, (vi) issue and sell preferred stock of a subsidiary and (vii) engage in transactions with affiliates. (For details, see the Senior Discount Note Indenture attached as Exhibit 4.2 to this report.)

(3)  SHAREHOLDERS' EQUITY

     IPO
       On July 14, 1997, the Company consummated an IPO. The Company sold 4,000,000 shares of common stock at a price to public of $10 per share for net proceeds of approximately $35.6 million. On August 12, 1997, the underwriters exercised their over-allotment option and purchased an additional 450,000 shares at $10 per share which yielded net proceeds to the Company of approximately $4.2 million.

     ACQUISITIONS
       On August 14, 1997, the Company acquired 60 percent of the common stock of, and a controlling interest in, PCS Telecom, Inc. (PCS Telecom) for $1,340,000 in cash and 40,000 shares of unregistered common stock valued at $470,000, for total consideration of $1,810,000. PCS Telecom is a developer and manufacturer of state of the art, feature-rich, calling card platforms used by Telegroup and numerous other companies.

       The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of the acquisition was allocated based on fair values as follows:

            Current assets                             $ 1,281,826
            Property and equipment                         534,600
            Goodwill                                     2,041,258
            Current liabilities                         (2,047,684)
                                                        -----------
                 Total                                 $ 1,810,000
                                                        -----------
                                                        -----------

                      TELEGROUP, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)
(4)  EARNINGS PER SHARE
       For the three month and nine month periods ended September 30, 1996, earnings per common and common equivalent share have been computed using the weighted-average number of shares of common stock outstanding during each period as adjusted for the effects of Securities and Exchange Commission Staff Accounting Bulletin No. 83. Accordingly, options and warrants to purchase common stock granted within one year of the Company's initial public offering, which had exercise prices below the initial public offering price per share, have been included in the calculation of common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented. For the three and nine month periods ended September 30, 1997, earnings per common share have been computed under the provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share."

(5)  COMMITMENTS AND CONTINGENCIES

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

       The Company has a one year $3,000,000 usage commitment with MFS/WorldCom in Frankfurt, Germany, which began on September 5, 1997. The Company is obligated to remit any shortfall under this agreement to MFS/WorldCom in October, 1998. Such remittance, if necessary, will be recorded as cost of revenue in the period incurred.

     LITIGATION
       The Company is a party to certain litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of this matter will not have a significant effect on the financial statements of the Company.

     NETWORK
       At September 30, 1997, the Company had $4.5 million in commitments for capital expenditures. The Company has identified a total of $60.1 million of capital expenditures which the Company intends to undertake in 1997 and 1998 and approximately $75.0 million of additional capital expenditures during the period from 1999 through 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING
STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S ABILITY TO SEIZE OPPORTUNITIES FROM CONTINUING DEREGULATION OF THE TELECOMMUNICATIONS MARKETS, THE NUMBER OF SWITCHES/NODES AND FACILITIES THE COMPANY PLANS TO INSTALL, THE ANTICIPATED EXPANSION OF REGIONAL CARRIER SALES, THE PREPAYMENT OF EXISTING NOTES, AND THE INCREASE IN THE COMPANY'S INTERNAL AND EXTERNAL SALES FORCES. THE COMPANY'S REVENUES AND ABILITY TO CONTINUE ITS EXPANSION ARE DIFFICULT TO FORECAST AND COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF NUMEROUS FACTORS, INCLUDING WITHOUT LIMITATION, OPERATING AND TECHNICAL PROBLEMS, REGULATORY UNCERTAINTIES, POSSIBLE DELAYS IN THE FULL IMPLEMENTATION OF LIBERALIZATION INITIATIVES, COMPETITION, AVAILABILITY OF CAPITAL, FOREIGN CURRENCY FLUCTUATIONS, AND CHANGES IN THE US AND FOREIGN TAX LAWS.


     The following discussion of the financial condition and performance of the Company should be read in conjunction with the consolidated financial statements and related notes and other detailed information regarding the Company included in the Prospectus filed with the SEC on July 8, 1997 and other reports filed by the Company with the SEC.

OVERVIEW

     Telegroup is a leading global alternative provider of international telecommunications services. The Company offers a broad range of discounted international and enhanced telecommunications services to 268,000 small and medium-sized business and residential customers in over 180 countries worldwide. Telegroup has achieved its significant international market penetration by developing what it believes to be one of the most comprehensive global sales, marketing and customer service organizations in the international telecommunications industry. The Company operates a digital, switched-based telecommunications network, the Telegroup Intelligent Global Network or the TIGN, to deliver its services in a reliable, flexible and cost-effective manner. According to FCC statistics, Telegroup was the thirteenth largest US carrier of long distance traffic in 1996. Telegroup's revenues have increased from $29.8 million in fiscal 1993 to $303.9 million for the 12 months ended September 30,1997.

     As of September 30, 1997, the Company had 44,190 active retail customers within the United States and 167,444 active retail customers outside the United States. This only includes retail customers who were sent an invoice in September and excludes active international customers with an outstanding balance of less than $50. The Company's network currently includes switches located in Australia, Denmark, France, Germany, Hong Kong, Japan, the Netherlands, Switzerland, the UK, and the US and leased and owned transmission facilities, enabling the Company to offer a variety of enhanced telecommunications services. In August 1997, the Company installed a switch in Frankfurt, Germany that has been tested and is in service as of the date of this report. The Company also installed switches in Copenhagen, Denmark and Zurich, Switzerland during the third quarter of 1997.

     In the fourth quarter of 1997, the Company intends to install two switches in New York and one additional switch in Hong Kong. Also in the fourth quarter of 1997 or the first quarter of 1998, the Company plans to sign interconnect agreements in the Netherlands, Denmark and Sweden, and contracts for IPLS between Rome and Milan, and between Tokyo and Osaka.
The Company plans to have 30 switches installed worldwide by the end of 1998.

     The Company has attained positive net earnings in only two of the last five years--1992 and 1995, and positive EBITDA in 1992, 1995 and 1996. EBITDA represents net earnings (loss) plus net interest expense (income), income taxes, depreciation and amortization and non-cash stock option based compensation. The Company expects to incur lower gross margins, negative EBITDA and significant operating losses and net losses for the near term as it incurs additional costs associated with the development and expansion of the TIGN, the expansion of its marketing and sales organization, and the introduction of new telecommunications services. As the development and expansion of the TIGN continues and the Company's customers migrate from Global Access CallBack to Global Access Direct service, the Company expects that its gross margins, EBITDA, and operating and net income will improve. However, there can be no assurance that this will be the case.

     Telegroup's revenues are derived from the sale of telecommunications services to retail customers, typically residential users and small to medium-sized businesses in over 180 countries worldwide and to wholesale customers, typically other US and non-US telecommunications carriers. The Company's revenues from retail and wholesale customers represented 84% and 16%, respectively, of the Company's total revenues for the year ended December 31, 1996 and 71% and 29%, respectively, for the nine months ended September 30, 1997. The Company's retail customer base is diversified both geographically and by customer type. No single retail customer accounted for more than 1% of the Company's total revenues for the year ended December 31, 1996 nor for the nine months ended September 30, 1997. For the nine months ended September 30, 1997, one wholesale customer accounted for approximately 12% of the Company's total revenues. The Company expects that wholesale revenues will continue to grow as a percentage of total telecommunications revenue in the near term.

     During the nine months ended September 30, 1997, the geographic origin of the Company's revenues was as follows: United States-34.2%; Europe-29.4%; Pacific Rim--24.5%; Other-11.9%, compared to fiscal year 1996 in which such geographic origin was as follows: United States--28.3%; Europe--38.1%; Pacific Rim--19.8%; Other--13.8%. The most significant shift in composition of revenue was the increase in revenue derived from carrier services both in the US and internationally. The Company continues to increase its wholesale carrier business, which accounted for 29% of revenues for the nine months ended September 30, 1997 compared to 10% for the nine months ended September 30, 1996, primarily by serving wholesale customers in the US and the Pacific Rim. The Company has expanded its Country Coordinator offices and retail marketing activities primarily in its core markets, six of which are located in Western Europe, and three in the Pacific Rim. The Company believes that, because its core markets comprise approximately 64% of the total global long distance telecommunications market, according to TeleGeography, the US, Europe, and Pacific Rim regions will continue to comprise the bulk of the Company's revenues.

     The Company believes that, typically, its retail services are competitively priced below those of the Incumbent Telecommunications Operators
(ITOs) in each country in which the Company offers its services. Prices for telecommunications services in many of the Company's core markets have declined in recent years as a result of deregulation and increased competition. The Company believes that worldwide deregulation and increased competition are likely to continue to reduce the Company's retail revenues per billable minute. The Company believes, however, that any decrease in retail revenues per minute will be at least partially offset by an increase in billable minutes by the Company's customers, and by a decreased cost per billable minute as a result of the expansion of the TIGN and the Company's ability to use least cost routing in additional markets.

     For the year ended December 31, 1996, and the nine months ended September 30, 1997, 83.8% and 75.5%, respectively, of the Company's retail revenues were derived from Telegroup's Global Access CallBack services. For the year ended December 31, 1996 and the nine months ended September 30, 1997, 68.9% and 53.7%, respectively, of the Company's total revenues were derived from Telegroup's Global Access CallBack services. As the Company's Global Access Direct service is provided to customers currently using traditional call-reorigination services, the Company anticipates that revenue derived from Global Access Direct will increase as a percentage of retail revenues. However, the Company expects to continue to aggressively market its Global Access CallBack service in markets not served by the TIGN and to use transparent call-reorigination as a possible routing methodology for its Global Access Direct customers where appropriate. Accordingly, the Company believes that call-reorigination will continue to be a significant source of revenue.

     Historically, the Company has not been required to collect Value Added Tax (VAT), which is typically 15% to 25% of the sales price, on call-reorigination services provided to customers in the EU because prior laws deemed such services to be provided from the US. However, Germany and France have adopted rules whereby, as of January 1, 1997, telecommunications services provided by non-EU based firms are deemed to be provided where the customer is located. Since April 1, 1997, Austria, Belgium, Denmark, Finland, Greece, Ireland, Italy, Luxembourg, Spain, Norway, Portugal, Sweden and the United Kingdom have begun to impose VAT on telecommunications services provided by non-EU companies. The Company is currently analyzing the effect of this legislation on its service offerings. The Company may have no alternative but to reduce prices of particular services offered to certain customer segments in order to remain competitive in light of the imposition of VAT on its services in certain EU member states. Such price reduction could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that whatever negative impact the imposition of VAT will have on its operations, such impact will be partially mitigated by the migration of customers to, and the higher gross margins associated with, call-through services.

     Cost of retail and wholesale revenues is comprised of (i) variable costs associated with the origination, transmission and termination of voice and data telecommunications services by other carriers, and (ii) costs associated with owning or leasing and maintaining switching facilities and circuits.
The Company also includes as a cost of revenues payments resulting from traffic imbalances under its operating agreement with AT&T Canada. Currently, a significant portion of the Company's cost of revenues is variable, based on the number of minutes of use transmitted and terminated over other carriers' facilities. The Company's gross profitability is driven mainly by the difference between revenues and the cost of transmission and termination capacity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues. Revenues increased 47.4%, or $27.1 million, from $57.2 million in the three months ended September 30, 1996 to $84.3 million in the three months ended September 30, 1997. This increase was primarily due to growth in international and domestic retail sales and international and domestic wholesale revenues. Wholesale revenues increased from $12.7 million, or 22.2% of total revenues in the three months ended September 30, 1996, to $28.1 million, or 33.3% of revenues for the three months ended September 30, 1997.

     Cost of Revenues. Cost of revenues increased 51.3%, or $21.0 million, from approximately $40.9 million to approximately $61.9 million. As a percentage of revenues, cost of revenues increased from 71.5% to 73.4%, primarily as a result of a larger percentage of lower margin wholesale revenues.

     Operating Expenses. Operating expenses increased 55.1%, or $8.7 million, from $15.8 million in the three months ended September 30, 1996 to $24.5 million in the three months ended September 30, 1997, primarily as a result of increased sales commissions related to revenue growth, as well as an increase in the number of employees necessary to provide customer service, billing and collection and accounting support. Other contributing factors were bad debt, depreciation, and amortization, as discussed below. As a percentage of revenues, operating expenses increased 1.4% from 27.6% in the three months ended September 30, 1996 to 29.0% in the three months ended September 30, 1997. The number of full and part-time employees grew from 402 in the three months ended September 30, 1996, to 586 in the three months ended September 30, 1997, representing a 45.8% increase.

     Bad Debt. Bad debt expense increased from $1.4 million, or 2.4% of revenues in the three months ended September 30, 1996 to $1.9 million, or 2.3% of revenues, in the three months ended September 30, 1997. The decrease in bad debt expense as a percentage of revenues in the three months ended September 30, 1997 was due to continued vigilance in assessing the credit worthiness of new subscribers to Company services.

     Depreciation and Amortization. Depreciation and amortization increased from $0.5 million in the three months ended September 30, 1996, to $1.3 million in the three months ended September 30, 1997, primarily due to increased capital expenditures incurred in connection with the development and expansion of the TIGN, as well as amortization expenses associated with intangible assets.

     Operating Income. Operating income decreased by $2.5 million, from $0.5 million in the three months ended September 30, 1996, to $(2.0) million in the three months ended September 30, 1997, as a result of the foregoing factors.

     Net Earnings (Loss). Net earnings (loss) decreased approximately $11.8 million, from $0.3 million in the three months ended September 30, 1996, to $(11.5) million in the three months ended September 30, 1997. The decrease is attributable to lower operating income, a $0.2 million increase in net interest expense, a $0.1 million increase in foreign currency transaction losses, and extraordinary charge of $10.0 million for loss on early extinguishment of debt. The foreign currency transaction losses resulted primarily from a strengthening of the US Dollar in such period versus foreign currencies in which the Company had unhedged positions.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues. Revenues increased 61.4%, or $90.7 million, from $147.8 million in the nine months ended September 30, 1996, to $238.5 million in the nine months ended September 30, 1997. This increase was primarily due to growth in international and domestic retail sales and international and domestic wholesale revenues. Wholesale revenues increased from $19.0 million, or 12.9% of total revenues in the nine months ended September 30, 1996, to $68.8 million or 28.8% of revenues for the nine months ended September 30, 1997.

     Cost of Revenues. Cost of revenues increased 72.9%, or $73.5 million, from approximately $100.8 million to approximately $174.3 million. As a percentage of revenues, cost of revenues increased from 68.2% to 73.1%, primarily as a result of a larger percentage of lower margin wholesale revenues.

     Operating Expenses. Operating expenses increased 52.1%, or $22.8 million, from $43.8 million in the nine months ended September 30, 1996, to $66.6 million in the nine months ended September 30, 1997, primarily as a result of increased sales commissions related to revenue growth, as well as an increase in the number of employees necessary to provide network and systems development and support, customer service, billing and collection and accounting support. Other contributing factors were bad debt, depreciation, and amortization, as discussed below. As a percentage of revenues, operating expenses decreased 1.7% from 29.6% in the nine months ended September 30, 1996, to 27.9% in the nine months ended September 30, 1997.

     Bad Debt. Bad debt expense increased from $3.8 million, or 2.6% of revenues in the nine months ended September 30, 1996, to $6.4 million, or 2.7% of revenues, in the nine months ended September 30, 1997. The increase in bad debt expense as a percentage of revenues in the nine months ended September 30, 1997, was due primarily to the write-off of accounts receivable for services rendered to a single domestic customer during the first third of the period. Services to this customer have been discontinued.

     Depreciation and Amortization. Depreciation and amortization increased from $1.2 million in the nine months ended September 30, 1996, to $3.2 million in the nine months ended September 30, 1997, primarily due to increased capital expenditures incurred in connection with the development and expansion of the TIGN during the nine months ended September 30, 1997, as well as amortization expenses associated with intangible assets.

     Operating Income. Operating income decreased by $5.6 million, from $3.2 million in the nine months ended September 30, 1996, to $(2.4) million in the nine months ended September 30, 1997, primarily as a result of the foregoing factors.

     Net Earnings (Loss). Net earnings (loss) decreased approximately $14.8 million, from $2.0 million in the nine months ended September 30, 1996, to $(12.8) million in the nine months ended September 30, 1997. The decrease was attributable to lower operating income, a $1.4 million increase in net interest expense, a $0.5 million increase in foreign currency transaction losses, and an extraordinary charge of $10.0 million for loss on early extinguishment of debt. The foreign currency transaction losses resulted primarily from a strengthening of the US Dollar in such period versus foreign currencies in which the Company had unhedged positions.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's capital requirements have consisted of capital expenditures in connection with the acquisition and maintenance of switching capacity and funding of accounts receivable and other working capital requirements. The Company's capital requirements have been funded primarily by funds provided by operations, term loans and revolving credit facilities from commercial banks, and by capital leases. Due to the recent funding described below, the Company is fully funded but may require additional capital to develop and expand the TIGN, open new offices, introduce new telecommunications services, upgrade and/or replace its management information systems, fund its acquisition plans, and fund its anticipated operating losses and net cash outflows in the near term.

     In July, the Company completed an IPO, issuing 4 million shares at a price to public of $10 per share, yielding $40 million of gross proceeds. In August, an additional 450,000 shares were issued pursuant to the exercise of the underwriters' over-allotment option, yielding an additional $4.5 million of gross proceeds. The net proceeds to the Company from the IPO (including the over-allotment issue), after fees and other expenses, were approximately $39.8 million. Approximately $4.1 million has been used as of September 30, 1997 to expand the TIGN, including the purchase of 60% of the stock of PCS Telecom, Inc; approximately $9.8 million was used for prepayment of the outstanding $20 million in Senior Subordinated Notes, and $1.5 million for working capital. The Company expects that an additional $21.7 million will be used to further expand the TIGN and the balance will be used for working capital.

     The Company had a credit agreement with a bank which provided for up to $5,000,000 in committed credit at December 31, 1996. The credit line was amended to provide up to $7,500,000 effective March 28, 1997, and terminating June 30, 1998. On September 5, 1997, the Company entered into a $15 million Revolving Credit Facility to replace the $7.5 million credit facility. The Revolving Credit Facility, secured by the Company's accounts receivable and other assets, expired on October 31, 1997. There were no borrowings under the credit at December 31, 1996, $15,000,00 borrowings under the Revolving Credit Facility on September 30, 1997, and there were no borrowings under the Revolving Credit Facility at October 31, 1997.
The Company currently anticipates entering into a New Credit Facility with a bank or other financial institution for available borrowings in an amount not expected to exceed $20 million. There can be no assurance that the Company will enter into the New Credit Facility.

     On September 5, 1997, the Company prepaid in full all of its outstanding Senior Subordinated Notes. The Company paid $21,400,000, which included $20,000,000 in principal and $1,400,000 for a prepayment penalty. In addition, the Company recognized a loss of $8,741,419 and $1,298,882 for the write-off of the unamortized original issue discount and debt issuance costs, respectively. The early extinguishment of the Senior Subordinated Notes is reflected on the statement of operations as an extraordinary item, net of income taxes. The Company financed the prepayment of the Senior Subordinated Notes with $12.9 million of the net proceeds from the IPO and $8.5 million of borrowings under the Revolving Credit Facility.

     On September 30, 1997, the Company issued $25 million aggregate principal amount of Convertible Notes. The net proceeds from the issuance of the Convertible Notes were approximately $24.3 million and approximately $15.0 million of such net proceeds were used to repay all amounts outstanding under the Revolving Credit Facility. Unless redeemed by the Company previously, the Notes are convertible into common stock of the Company at the conversion price of $12 per share.

     On October 23, 1997, the Company sold $97,000,000 aggregate principal amount at maturity of its 10.5% Senior Discount Notes due 2004 ("Sr. Notes"), with net proceeds of approximately $72,300,000. The Sr. Notes will accrete in value from the date of issuance to May 1, 2000, at a rate of 10.5% per annum, compounded semi-annually. Cash interest on the Sr. Notes will neither accrue nor be payable prior to May 1, 2000. Commencing May 1, 2000, interest will be payable in cash on the Sr. Notes semi-annually in arrears on each May 1, and November 1, at a rate of 10.5% per annum. The Sr. Notes will mature on November 1, 2004.

     Net cash provided by (used in) operating activities was $4.1 million in the nine months ended September 30, 1996 and $(1.0) million in the nine months ended September 30, 1997. The net cash provided by operating activities in the nine months ended September 30, 1996 was primarily due to net earnings and an increase in the provision for credit losses on accounts receivable. The net cash used in operating activities in the nine months ended September 30, 1997 was due to the increase in depreciation and amortization expense, an increase in the provision for credit losses on accounts receivable, and an increase in accounts payable. These increases were partially offset by an increase in accounts receivable. The $1.8 million increase in deposits and other assets in the nine months ended September 30, 1997, was due primarily to a deposit to one vendor for card platform switch equipment.

     Net cash used in investing activities was $(8.3) million in the nine months ended September 30, 1996, and $(13.3) million in the nine months ended September 30, 1997. The net cash used in the nine months ended September
30, 1996, and September 30, 1997, was primarily due to increases in equipment purchases.

     Net cash provided by financing activities was $3.9 million in the nine months ended September 30, 1996, and $58.6 million in the nine months ended September 30, 1997. The net cash provided in the nine months ended September 30, 1996, was primarily due to proceeds from long-term borrowings and the operating line of credit. The net cash provided in the nine months ended September 30, 1997, was primarily due to proceeds from the IPO and long-term borrowings.

     The development and expansion of the TIGN, the upgrade and/or replacement of the Company's management information systems, the opening of new offices, the introduction of new telecommunications services, funding future acquisitions, as well as the funding of anticipated losses and net cash outflows, may require additional capital. At September 30, 1997, the Company had $4.5 million in commitments for capital expenditures. The
Company has identified a total of $60.1 million of capital expenditures which the Company intends to undertake in 1997 and 1998.

     The Company expects that the net proceeds from the IPO, the Convertible Notes, and the Sr. Notes will provide the Company with sufficient capital to fund planned capital expenditures and anticipated operating losses through December 1998. The net proceeds from the IPO, the Convertible Notes, and the Sr. Notes are expected to provide sufficient funds for the Company to expand its business as planned and to fund anticipated operating losses and net cash outflows for the next 18 to 24 months. There can be no assurance that the Company will be able to obtain the New Credit Facility or, if obtained, that it will be able to do so on a timely basis or on terms favorable to the Company. The amount of the Company's actual future capital requirements will depend upon many factors, including the performance of the Company's business, the rate and manner in which it expands the TIGN, increases in staffing levels and customer growth, upgrades or replacements to management information systems and opening of new offices, as well as other factors that are not within the Company's control, including competitive conditions, general economic conditions, and regulatory or other government actions. In the event that the Company's plans or assumptions change or prove to be inaccurate or internally generated funds and funds from other financings, if obtained, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned.

FOREIGN CURRENCY

     Although the Company's functional currency is the US Dollar, the Company derives a substantial percentage of its telecommunications revenues from international sales. In countries where the local currency is freely exchangeable and the Company is able to hedge its exposure, the Company bills for its services in the local currency. In cases where the Company bills in a local currency, the Company is exposed to the risk that the local currency will depreciate between the date of billing and the date payment is received. In certain countries in Europe, the Company purchases foreign exchange contracts through its fiscal agent to hedge against this foreign exchange risk. For the nine months ended September 30, 1997, approximately $56.3 million (US Dollar equivalent) or 23.6% of the Company's billings for telecommunications services were billed in currencies other than the US dollar with a significant percentage of these billings covered by foreign forward exchange contracts or similar hedging strategies.

     The Company's financial position and results of operations for the year ended September 30, 1997, were not significantly affected by foreign currency exchange rate fluctuation. As the Company continues to expand the TIGN and increase its customer base in its targeted markets, an increasing proportion of costs associated with operating and maintaining the TIGN, as well as local selling expenses, will be billed in foreign currencies. Although the Company attempts to match costs and revenues and borrowings and repayments in terms of local currencies, there will be many instances in which costs and revenues and borrowings and repayments will not be matched with respect to currency denominations. The Company may choose to limit any additional exposure to foreign exchange rate fluctuations by the purchase of foreign forward exchange contracts or similar hedging strategies. There can be no assurance that any currency hedging strategy would be successful in avoiding exchange-related losses.

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

                       PART II.  OTHER INFORMATION

                              TELEGROUP, INC.

Item 1.  Legal Proceedings.
------   -----------------

       The Company makes routine filings and is a party to customary regulatory proceedings with the FCC relating to its operations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition, and results of operations.

      In June 1996, Macrophone Worldwide (PTY) Ltd. (the "Plaintiff"), a former Country Coordinator for South Africa, filed a complaint (the "Complaint") against the Company in the United States District Court for the Southern District of Iowa (the "Action") alleging, among other things, breach of contract, wrongful termination and intentional interference with contractual relations. The Complaint requests unspecified damages. On September 2, 1997, the United States District Court granted summary judgment for the Company on all seven tort-based claims. The only remaining claim is a contract claim in which there is no pending claim for exemplary damages. The Company is vigorously defending the Action.

Item 2.  Changes in Securities and Use of Proceeds.
------   -----------------------------------------

     Amended and Restated 1996 Stock Option Plan. On August 20, 1997, the Company's Board of Directors authorized the filing of an S-8 with the Securities and Exchange Commission (SEC), registering stock issued pursuant to the Company's Amended and Restated 1996 Stock Option Plan (Stock Option Plan). The S-8 was filed with the SEC on August 28, 1997. During the first nine months of 1997, options for a total of 361,925 shares were issued under the Amended Stock Option Plan to Company employees. The options have an exercise price of $10.00 per share (the IPO price to public), vest from April 10, 1997 through September 1, 2000, depending on date of grant, and have expiration dates of April 1, 2007.

     As of September 30, 1997, the Company has used $18.5 million of net proceeds from the IPO. Of those expenditures, $4.1 million was used for expansion of the TIGN, including $1.3 million for the cash portion of the acquisition cost of PCS Telecom, Inc., $12.9 million for the prepayment of the $20 million Senior Subordinated Notes issued to Greenwich Partners, Ltd., and $1.5 million for general corporate purposes, including upgrading of internal billing and accounting systems.

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

Item 3.  Defaults Upon Senior Securities.
------   -------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------
     None.

Item 5.  Other Information.
------   -----------------

         On September 27, 1997, Telegroup's existing Board of Directors increased the number of directorships from six to seven and appointed three outside directors who joined its seven-member Board of Directors on October
1, 1997, filling all Board vacancies. The new outside directors are: Steve J. Baumgartner, Executive Vice President and Sector President Global Commercial Print, for R.R. Donnelley & Sons Company; J. Sherman Henderson III, President and CEO of Louisville-based UniDial Communications; and, Rashi Glazer, currently on the faculty of the Walter A. Haas School of Business, University of California, Berkeley and Co-Director of the Berkeley Center for Marketing and Technology. Messrs. Baumgartner and Henderson will serve on the Compensation and Audit Committees, and Mr. Glazer will serve as a marketing consultant to Telegroup.

         On October 28, 1997, the Company entered into a contract with PeopleSoft, Inc. to provide the Company an integrated accounting system. Additionally, the Company has contracted with KPMG to implement the new software. The implementation of the software is expected to be completed by the second quarter of 1998.

         On November 10, 1997, the Company entered into a contract with Saville Systems Inc. to provide the Company a complete billing and customer support system. Although the Company believes that its current system is adequate through 1998, the Company anticipates that the new system by Saville will enhance the Company's billing and customer support capabilities.

         Forward-Looking Statements.  Item 2 of Part I of this report
         --------------------------
includes, and future oral or written statements of the Company and its management may include, certain forward-looking statements, including without limitation statements with respect to the Company's anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, business and competitive outlook, investment and expenditure plans, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "should" or "may," and variations thereof and similar expressions. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

  (i) the effects of ongoing deregulation in the telecommunications industry as a result of the World Trade Organization agreement on basic telecomunications services and the Telecommunications Act of 1996
        (the "1996 Act") and other similar federal and state legislation and federal and state regulations enacted thereunder, including without limitation (a) greater than anticipated competition in the Company's telephone markets resulting therefrom, (b) the final outcome of the FCC rulemakings with respect to interconnection agreements and access charge reforms, and of foreign regulatory proceedings affecting the Company's ability to compete in foreign markets, and (c) future state regulatory actions taken in response to the 1996 Act.

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

 (iv) the Company's ability to successfully introduce new offerings on a timely and cost-effective basis, including without limitation the Company's ability to (a) expand successfully its long distance and enhanced service offerings to new markets, and (b) offer bundled service packages on terms attractive to its customers.

  (v) the risks inherent in rapid technological change, including without limitation (a) the lack of assurance that the Company's ongoing TIGN improvements will be sufficient to meet or exceed the capabilities and quality of competing networks, and (b) the risk that technologies will not be developed on a timely or cost-effective basis or perform according to expectations.

 (vi) regulatory limits on the Company's ability to change its prices for telephone services in response to competitive pressures.

(vii) the Company's ability to effectively manage its growth, including without limitation the Company's ability to (a) achieve projected economies of scale and cost savings, (b) meet pro forma cash flow projections developed by management in valuing newly-acquired businesses, and (c) implement necessary internal controls, and retain and attract key personnel.

(viii) any difficulties in the Company's ability to expand through additional acquisitions, whether caused by financing constraints, regulatory limitations, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers.

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

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         A.   Exhibits

              The exhibits filed as part of this report are set forth in the
Exhibit Index on page 24 of this report.

         B.   Reports on Form 8-K

              None

                              TELEGROUP, INC.

                               EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q:

Exhibit Number                      Exhibit Description
--------------                      -------------------

    3.1 Form of Second Restated Articles of Incorporation of Telegroup, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1,
                       File No. 333-25065)

    3.2                Form of Amended and Restated Bylaws of Telegroup, Inc.
                       (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, File No. 333-25065)

    4.1                Indenture for 8.0% Convertible Notes dated September 30,
                       1997

    4.2                Indenture for 10.5% Senior Discount Notes dated October
                       23, 1997

   27                  Financial Data Schedule

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Telegroup, Inc.



Date: November 14, 1997               By: /s/ Douglas Neish
                                         -----------------------
                                              Douglas Neish
                                              Vice President and
                                              Chief Financial Officer


Date: November 14, 1997               By: /s/ Gary Korf
                                         -----------------------
                                              Gary Korf
                                              Controller