Form 10-K
period 1997-12-31
TELEGROUP INC
filed 1998-03-31
CIK 1037535

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                        Commission File Number  000-29284

                                  TELEGROUP, INC.
             (Exact name of Registrant as specified in its charter)

           Iowa                                      42-1344121
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

   2098 Nutmeg Avenue, Fairfield, Iowa                  52556
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (515) 472-5000

Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Class            Name of each exchange on which registered
     --------------            -----------------------------------------
         None                             Not Applicable

Securities Registered Pursuant to Section 12(g) of the Act:

               Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes [ x ] No [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [   ].

     The aggregate market value of the voting stock (which consists solely of the shares of Common Stock) held by non-affiliates of the registrant as of March 25, 1998, computed by reference to the closing sales price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $8,756,546.

     As of March 30, 1998, the registrant had 32,996,731 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof, as specifically set forth in Part III.

                                Telegroup, Inc.
                     1997 Annual Report on Form 10-K

                                                            Page
                                                           ----
     Part I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

     Part II

Item 5.  Market for the Registrant's Common Equity and
         Related Shareholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   Part III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures
Exhibit Index

NOTE ON FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K (this "Annual Report"), including, without limitation, statements containing the words ''believes,'' ''anticipates,'' ''intends,'' ''expects'' and words of similar import, constitute ''forward-looking statements.'' Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Telegroup, Inc. ("Telegroup" or the "Company") or the global long distance telecommunications industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; prospects for the global long distance telecommunications industry; competition; changes in business strategy or development plans; the loss of key personnel; the availability of capital and regulatory developments. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1.  BUSINESS

OVERVIEW

     Telegroup is a rapidly growing global telecommunications company providing high quality, competitively priced, international and domestic long distance telecommunications services. The Company established an early presence in key European, Asia-Pacific and Latin American markets in order to capitalize on the market opportunity presented by full deregulation and the telecommunications industry. The Company offers a broad range of international, national, value-added wholesale and enhanced telecommunications services to approximately 220,000 small and medium-sized business, residential and wholesale customers (those that incurred charges in February 1998 and were invoiced) providing service to over 200 countries. Telegroup has achieved its significant international market penetration by developing what it believes to be one of the most comprehensive sales, marketing and customer service organizations in the global telecommunications industry. The Company operates a reliable, flexible, cost-effective, digital, facilities-based network (the ''Telegroup Intelligent Global Network(R)'' or ''TIGN''). The TIGN is one of the largest alternative global telecommunications networks and consists of 21 Nortel DMS and Excel LNX switches, five enhanced services platforms, 19,000 miles of owned and leased capacity on nine digital fiber-optic cable links, leased parallel data capacity and the Company's Network Operations Center in Iowa City, Iowa. Telegroup's revenues have increased from $29.8 million in 1993 to $337.4 million in 1997. In 1993, the Company had an operating loss of $0.5 million and a net loss of $0.7 million, compared to an operating loss of $11.8 million and a net loss of $23.7 million in 1997.

     The Company's goal is to become one of the largest global alternative telecommunications providers in the world. Telegroup provides an extensive range of telecommunications services on a global basis under the Telegroup(R) Spectra, Telegroup Global Access(R) and other brand names. The Company's services are typically priced competitively with the services of other alternative telecommunications providers and below the prices offered by the incumbent telecommunications operators ("ITOs"), which are often government-owned or protected telephone companies. The Company began operations in the United States and has since expanded its presence in key North American, European, Asia-Pacific and Latin American countries in anticipation of continued deregulation. While the Company offers a broad range of telecommunications services, the services offered in a particular market vary depending upon regulatory constraints and local market demands. Telegroup historically has offered traditional callback services. As major markets have deregulated, the Company has migrated its traffic to conventional ''call-through'' service. The Company markets its call-through services under the brand names Telegroup Spectra and Telegroup Global Access Direct. Currently, the Company offers both international and national long distance service, prepaid and postpaid calling cards, toll-free service and enhanced services such as fax store and forward, fax-mail, voice-mail and conference calling. The Company believes its broad array of basic and enhanced services enables the Company to offer a comprehensive bundled solution to meet its customers' telecommunications needs. The Company believes that the small and medium-sized business segment offers a significant market opportunity for the Company because it has been traditionally underserved by the ITOs and is likely to be receptive to a competitively priced bundled service offering. The Company also resells switched minutes and enhanced service platforms on a wholesale basis to other telecommunications providers and carriers. See ''--Services.''

     Telegroup's extensive sales, marketing and customer service organization consists of a worldwide network of independent agents and an internal sales force who market Telegroup's services and provide customer service, typically in local languages and in accordance with the cultural norms of the countries and regions in which they operate. The Company's local sales, marketing and customer service organization permits the Company to continually monitor changes in each market and quickly modify service and sales strategies in response to changes in particular markets. In addition, the Company believes that it can leverage its global sales and marketing organization to quickly and efficiently market new and innovative service offerings. The Company has over 1,500 independent agents worldwide with twenty-three Country Coordinators responsible for coordinating Telegroup's operations, including sales, marketing, customer service and independent agent support in 79 countries. In addition, the Company has 32 internal sales personnel in the United States and overseas sales offices. The Company believes that its comprehensive global sales, marketing and customer service organization will enable the Company to increase its market share and position itself as one of the leading international long distance providers in three of the largest international telecommunications markets in the world(France, the Netherlands and
Switzerland.   See ''--Sales, Marketing and Customer Service.''

     The Telegroup Intelligent Global Network( includes a central Network Operations Center (''Network Operations Center'') in Iowa City, Iowa, as well as switches, owned and leased transmission capacity and a proprietary distributed intelligent network architecture. The TIGN is designed to allow customer-specific information, such as credit limits, language selection, waiting voice-mail and faxes, and speed dial numbers to be distributed efficiently over a parallel data network wherever Telegroup has installed a TIGN switch. In addition, the open, programmable architecture of the TIGN allows the Company to rapidly deploy new features, improve service quality, and reduce costs through least cost routing. As of December 31, 1997, the TIGN consisted of (i) the Network Operations Center, (ii) 21 Nortel DMS and Excel LNX switches in New York City, Jersey City, London, Paris, Amsterdam, Zurich, Copenhagen, Frankfurt, Hong Kong, Sydney, Tokyo and Milan, (iii) five enhanced services platforms in New York, Hong Kong, London, Paris and Sydney, (iv) owned and leased fiber-optic cable links connecting its New York and New Jersey switches to its switches in London, Amsterdam, Sydney, Auckland and Tokyo, and its London switches to its switches in Paris, Amsterdam and Copenhagen, and (v) leased parallel data transmission capacity connecting Telegroup's switches to each other and to the networks of other international and national carriers. The Company believes the further development of the TIGN by upgrading existing facilities and by adding switches and transmission capacity including ownership of fiber optic cable is critical to becoming a high quality, lost-cost telecommunications provider. By owning or controlling key elements of its network, the Company is better able to control service offerings, quality and transmission and other operating costs. In addition, the Company is developing plans to introduce ATM technology into its network.

     On July 14, 1997, the Company completed the initial public offering (the ''IPO'') of 4,000,000 shares of Common Stock, no par value (the ''Common Stock''), at a price of $10.00 per share. The net proceeds to the Company from the sale of the 4,000,000 shares was approximately $35.6 million after deducting expenses and underwriting discounts. In addition, on August 12, 1997, the Company completed the sale of an additional 450,000 shares of Common Stock pursuant to the exercise of the underwriters' overallotment option, yielding net proceeds to the Company of approximately $4.2 million after deducting underwriting discounts.

     On August 14, 1997, the Company acquired 60% of the common stock of, and a controlling interest in, PCS Telecom, Inc. (''PCS Telecom'') for approximately $1.3 million in cash and 40,000 shares of unregistered Common Stock. PCS Telecom is a developer and manufacturer of state of the art, feature-rich, calling card platforms used by Telegroup and numerous other companies. PCS Telecom, which currently has 22 employees, has installed its products both in international and domestic markets. Telegroup has purchased these platforms as part of its global strategy of providing enhanced services for the TIGN, and considers this acquisition to be a strategic purchase which is intended to ensure stability of supply of platforms to establish expeditiously an international facilities network for enhanced services.

     On September 5, 1997, the Company prepaid in full all of its outstanding $20 million in aggregate principal amount of 12% Senior Subordinated Notes due 2003 (the ''Senior Subordinated Notes'') at a redemption price equal to 107% of the principal amount thereof, plus accrued interest. The Company financed the prepayment of the Senior Subordinated Notes with a portion of the net proceeds from the IPO and $8.5 million of borrowings under a $15 million revolving credit facility with First Chicago NBD, Inc. (the ''Revolving Credit Facility''). The Revolving Credit Facility expired on October 31, 1997. The Company currently anticipates entering into a new credit facility for available borrowings in an amount not expected to exceed $20 million with a bank or other financial institution (the ''New Credit Facility''). There can be no assurance that the Company will enter into the New Credit Facility.

     On September 30, 1997, the Company consummated a private placement of $25 million aggregate principal amount of Convertible Notes. The Convertible Notes are eligible for resale under Rule 144A of the Securities Act. The net proceeds to the Company from the issuance of the Convertible Notes were approximately $24.1 million and approximately $15.0 million of such net proceeds were used to repay all amounts outstanding under the Revolving Credit Facility. Unless redeemed by the Company previously, the Convertible Notes are convertible into Common Stock of the Company at the conversion price of $12 per share.

     On October 23, 1997, the Company consummated a private placement of $97 million aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2004 (the "Senior Discount Notes"), receiving gross proceeds of approximately $72.1 million. The Senior Discount Notes were issued pursuant to the terms of an indenture dated October 23, 1997 between the Company and State Street Bank and Trust Company, as trustee. On March 4, 1998, all of the privately placed Senior Discount Notes were exchanged for Senior Discount Notes that are registered under the Securities Act.

     On November 25, 1997, the Company acquired certain property and equipment from Fastnet UK Limited (''Fastnet'') for approximately $240,000. Fastnet has an agency agreement with the Company in which it coordinated retail sales and provided customer service and other services to the Company's customers in the United Kingdom. The Company intends to utilize the assets acquired to enhance the operations of Telegroup UK Limited, a wholly-owned subsidiary of the Company.

     In January 1998, the Company purchased the telephony portion of its Country Coordinator in Japan, Kabushiki Kaisha Cosmo Kaihatsu, for cash in the amount of approximately $450,000. Also, in January 1998, the Company acquired the operations of its Australian and New Zealand Country Coordinators for 297,500 shares of the Company's Common Stock in an unregistered sale and $150,000 in cash.

     The Company announced on January 28, 1998, that it proposes to make a tender offer for all of the shares of Newsnet ITN LTD. (''Newsnet'') at a price of $0.60 per share. Prior to the announcement, the Company had acquired
2.35 million shares of Newsnet ordinary shares (representing approximately 9.9% of Newsnet's issued capital). The Company is also currently in discussions with other Pacific Rim based telecommunications firms regarding possible acquisition or strategic combination opportunities.

     On February 27, 1998, the Company acquired 60% of the stock of RediCall Pty Limited, an Australian company engaged in the wholesale distribution of pre-paid telephone call cards. The Company paid $504,375 in cash and 6,677 shares of the Company's common stock.

CUSTOMERS

     Telegroup's worldwide retail customer base is comprised of residential customers and small to medium-sized businesses with monthly bills from $10 and $5,000. Telegroup had approximately 211,000 active retail customers (those that incurred charges in December 1997 and were invoiced), consisting of approximately 54,000 U.S. domestic and approximately 157,000 international customers. In addition, Telegroup markets its wholesale services to both facilities-based carriers and switched-based long distance providers that purchase the Company's service for resale to their own customers. As of March 15, 1998, Telegroup had 40 active domestic and international wholesale carrier customers.

     The following chart sets forth the Company's combined retail and wholesale revenues for the year ended December 31, 1997 for each of the Company's ten largest markets, determined by customers' billing addresses:

                       Year Ended
                       December 31,         Percentage of
         Country      1997 Revenues           Revenues
         -------        --------            -------------
                       (millions)

     United States        $124.2                36.8%
     Hong Kong              54.6                16.2
     Netherlands            21.5                 6.4
     Australia              15.3                 4.5
     France                 13.9                 4.1
     Switzerland            12.7                 3.8
     Germany                11.4                 3.4
     Sweden                  8.7                 2.6
     Japan                   7.0                 2.1
     Denmark                 5.9                 1.7

     For the year ended December 31, 1997, the Company's revenues from retail and wholesale customers represented 67% and 33%, respectively, of the Company's total revenues. This compared with 84% and 16%, respectively, for the year ended December 31, 1996.

     RETAIL CUSTOMERS.   The Company's retail customer base is diversified
both geographically and by customer type. No single retail customer accounted for more than 1% of the Company's total revenues for the years ended December 31, 1996 and 1997. The Company's sales and marketing efforts target high-volume residential consumers and small and medium-sized businesses. The Company believes that high-volume residential consumers are attracted to Telegroup's services because of its significant price savings as compared to first-tier carriers, its simplified price structure and its variety of service offerings. The Company believes that small and medium-sized businesses are attracted to Telegroup's services because of significant price savings compared to first-tier carriers, and because of its personalized approach to customer service and support, including its local presence, customized billing and enhanced service offerings.

     WHOLESALE CUSTOMERS.   Telegroup's wholesale marketing targets second-
and third-tier international and telecommunications providers. The Company currently provides wholesale services to a total of 40 customers of which 31 are U.S.-based providers, one is in Canada, and eight are international providers. The Company believes that long distance services, when sold to telecommunications carriers and other resellers, are generally a commodity product with the purchase decision based primarily on price. Sales to these other carriers and resellers help the Company maximize the use of its network and thereby minimize fixed costs per minute of use.

     China resumed sovereignty over Hong Kong as of July 1, 1997. For the year ended December 31, 1997, one wholesale customer in Hong Kong accounted for approximately 13% of the Company's total revenues (the "Hong Kong Customer"). Substantially all of the services provided by the Company to this customer consist of carrier-level, value-added call-reorigination services. The initial term of the Company's agreement with the Hong Kong Customer expires in October 1998, automatically renews for one year periods, and may be terminated by the Hong Kong Customer if it determines in good faith that the services provided pursuant to the agreement are no longer commercially viable in Hong Kong. The Company recently renewed its Public Non-Exclusive Telecommunications Services (''PNETS'') license which permits the provision of personal identification number validation and call routing service and facsimile communication service. In general, the PNETS has been interpreted to permit the provision of call-reorigination services and/or if it is unable to provide call-reorigination services in Hong Kong on either a retail or wholesale basis. If the Company loses the license in the future, such action could have a material adverse effect on the Company's business, financial condition and results of operations. Similarly, a material reduction in the level of services provided by the Company to the Hong Kong Customer or a termination of the Company's agreement with the Hong Kong Customer could have a material adverse effect on the Company's business, financial condition and results of operations.

     Hong Kong Telecommunications International Limited ("HKTI") currently holds an exclusive license until September 30, 2006 to provide a variety of international services including the right to operate an international gateway for the handling of all outgoing and incoming international calls. However, the Hong Kong government has agreed to compensate HKTI in exchange for the early termination of HKTI's exclusive license on January 1, 1999 to operate an international gateway and on January 1, 2000 to provide international circuits. The Hong Kong government intends to invite existing FTNS providers to amend their licenses to permit the provision of international services and facilities, and to establish a new license for other entities to provide international services. The change in regulations may have a material adverse impact on the carrier-level call-reorigination service provided by the Company. However, the deregulation will enable the Company to provide a wide range of international wholesale, retail and value-added telecommunications services to new and existing customers in Hong Kong. The Company is currently applying or intends to apply for the necessary licenses to continue operations under the new regulations.

SALES, MARKETING AND CUSTOMER SERVICE

     Telegroup's global sales, marketing and customer service organization consists of Country Coordinators, independent agents and an internal sales force who market Telegroup's services and provide customer service in local languages and in accordance with the cultural norms of the countries in which they operate. The Company's local sales, marketing and customer service organization allows the Company to continually monitor changes in each market and quickly modify service and sales procedures in response to market changes. Since its inception, Telegroup's sales, marketing and customer service strategy has been based on providing its network of agents and salespeople with the systems, technology and infrastructure to attract and support customers as efficiently as possible.

     GLOBAL INDEPENDENT AGENT NETWORK.   Telegroup's international market
penetration has resulted primarily from the sales activities of independent agents compensated on a commission-only basis. As of March 15, 1998, Telegroup had over 1,500 independent agents located worldwide. The use of independent agents has allowed the Company to limit marketing expenses and customer acquisition costs.

     The Company's agreements with its independent agents typically provide for a two-year term and require the agents to offer the Company's services at rates prescribed by the Company and to abide by the Company's marketing and sales policies and rules. Independent agent compensation is paid directly by the Company and is based exclusively upon payment for the Company's services by customers obtained for Telegroup by the independent agents. The commission paid to independent agents ranges between five to twelve percent of revenues received by the Company and varies depending on individual contracts, the exclusivity of the agent and the type of service sold. Independent agents are responsible for up to 40% of bad debt attributable to customers they enroll. The Company's agreements with its independent agents typically provide that the agents have no authority to bind Telegroup or to enter into any contract on the Company's behalf.

     COUNTRY COORDINATORS.   In significant international markets, Telegroup
appoints Country Coordinators. Country Coordinators are typically self-financed, independent agents, with contracts that bind them exclusively to Telegroup. Country Coordinators also have additional duties beyond marketing Telegroup services, including the responsibility in a country or region to coordinate the activities of Telegroup independent agents, including training and recruitment, customer service and collections. Currently, Telegroup has 23 Country Coordinators who are responsible for sales, marketing, customer service and collections in 79 countries. Telegroup has begun to vertically integrate its sales, marketing and customer service operations by opening offices in Germany and the U.K. which provide the services of a Country Coordinator and acquired the business operations of its Country Coordinators in France, Japan, New Zealand and Australia.

     Country Coordinators offer the Company's services at rates prescribed by the Company, and enforce standards for all advertising, promotional, and customer training materials relating to Telegroup's services that are used or distributed in the applicable country or region. Country Coordinators review all proposed marketing or advertising material submitted to them by the independent agents operating in their country or region and ensure such agents' compliance with the Company's standards and policies. The Company's agreements with its independent Country Coordinators typically have a two-year term and include an exclusivity provision restricting the Country Coordinator's ability to offer competing telecommunication services. Such agreements typically entitle the Country Coordinator to an override based on a percentage of revenues collected by Telegroup from customers within the Country Coordinator's country or region, as well as a commission similar to the commission paid to independent agents with respect to customers obtained directly by the Country Coordinator. The Company's agreements with its Country Coordinators typically provide that the agents have no right to enter into any contract on Telegroup's behalf or to bind Telegroup in any manner not expressly authorized in writing.

     INTERNAL SALES.   In early 1993, Telegroup began the development of an
internal sales force which, as of March 15, 1998, numbered 39 persons, including 32 in the U.S., three in Australia, and one each in New Zealand, Japan, Germany, and Brazil. The internal sales department, which is fully dedicated to marketing Telegroup's services, provides increased control over existing customers and enables the Company to quickly test new products and implement special marketing campaigns. For the year ended December 31, 1997, Telegroup's internal sales department was responsible for generating 100% of the Company's wholesale revenue and approximately 27.4% of the Company's revenues from U.S. retail customers, with the balance being generated by independent agents in the U.S. Internal sales representatives are compensated by means of a base salary and a commission which varies depending upon the type of services sold.

     THE INTERNET.   In March 1995, Telegroup implemented an aggressive
program to use the World Wide Web as a marketing, order entry, and information distribution tool. The Company currently processes approximately 90% of orders submitted by its independent agents through its Web-based RepLink order entry system. RepLink allows for customer provisioning in approximately 30 minutes and provides agents with real-time access to customer information. In addition, the Company's World Wide Web site provides a central source of information about Telegroup, easily accessible to Telegroup's agents and prospective customers around the world. The Company is currently developing a customer service interface called CustomerLink to provide information and services such as invoices, call-back requests, and maintenance of speed dial lists over the Internet.

     CUSTOMER SERVICE.   Telegroup is committed to providing its customers
with high-quality customer service, provided in the local language and in accordance with local cultural norms. As of December 31, 1997, Telegroup directly provided customer service to customers in 108 countries, 24 hours a day, 365 days a year, from its headquarters in Fairfield, Iowa. In addition, Telegroup currently has seven Telegroup-owned offices and 23 Country Coordinators, each of whom maintains a customer service office. These offices provide customer support to Telegroup's customers in 79 countries.

     Customer service offices are equipped with Telegroup customer service and sales support systems for use in the country or region. Customer service representatives can access the Company's RepLink order entry system and Integrated Databases ("IDB"), a customer information database. These systems facilitate and expedite customer provisioning and changes to customer account information. In addition, selected customer service offices are connected to Telegroup's Fairfield, Iowa headquarters by high-speed frame relay data links which provide real-time access to the Company's central databases.

SERVICES

     Telegroup offers a broad array of telecommunications services through the TIGN and through interconnections with the networks of other carriers. While the Company offers a broad range of telecommunications services in each of its markets, the services offered in a particular market vary depending upon regulatory constraints and local market demands. In order to create a global brand identity, the Company markets its products primarily under the Telegroup Spectra or Telegroup Global Access brands in virtually all of its markets. The Company currently offers the following services:

     INTERNATIONAL LONG DISTANCE.   The Company provides international voice
services to its customers in over 200 countries. On a market-by-market basis, access methods required to originate a call vary according to regulatory requirements and the existing national telecommunications infrastructure. The Company's call-reorigination services are available in all of its markets, generally under the brand name Telegroup Global Access CallBack. Telegroup is actively attracting new customers and completing the migration of existing customers to its Telegroup Spectra or Telegroup Global Access Direct services, which are currently available outside of the U.S. and Canada through TIGN switches located in Germany, Switzerland, Italy, Australia, Japan, Denmark, Hong Kong, France, the U.K. and the Netherlands. Telegroup Spectra and Telegroup Global Access Direct provide Telegroup customers call-through services, which include the provision of long distance service through conventional international long distance or through a ''transparent'' form of call-reorigination.

     NATIONAL LONG DISTANCE.   The Company currently provides national long
distance service in the United States and Australia, Netherlands and New Zealand. The Company also expects to provide national long distance service in the U.K., Denmark, France, Switzerland, Germany and Sweden by the end of 1998.

     PREPAID (DEBIT) AND POSTPAID CALLING CARDS.   The Company's prepaid
(debit) and postpaid Telegroup Global Access Telecard may be used by customers for international telephone calls from more than 46 countries to substantially all other countries in the world. These calling cards also enable the Company's customers to access Telegroup's enhanced services.

     TOLL-FREE SERVICES. The Company currently provides domestic toll-free services within the United States under its Spectra 800 brand, and toll-free services for calls to overseas businesses which are originated in the United States and Canada, under its Telegroup Global Access 800 brand.

     ENHANCED SERVICES.   Telegroup's enhanced services include fax store and
forward, fax-mail, voice-mail, and conference calling.

     WHOLESALE SERVICES.   In addition to retail services, the Company
provides international and national call termination services and enhanced services on a wholesale basis to switch-based telecommunications carriers in the United States, the Pacific Rim and Europe. Such wholesale arrangements typically involve the purchase of transmission services on a per-minute basis, with rates varying according to the destination country and the time of day the call is placed.

     Telegroup constantly evaluates potential new service offerings in order to increase customer retention and loyalty, and increase usage of the Company's services. New services the Company expects to introduce in selected markets in 1998 include:

     INTERNET ACCESS SERVICES.   The Company intends to offer resold,
switched, and dedicated access to the Internet for use by commercial and residential customers. These services may be offered on a direct connection to the Internet or on a resale basis. Once connected to the Internet, customers will be able to access services provided by others, such as World Wide Web browsing, electronic mail, news feeds and bulletin boards.

     RESOLD LOCAL SWITCHED AND SWITCHLESS SERVICE.   The Company intends to
provide local service on a resale basis in the United States, subject to commercial feasibility and regulatory limitations.

     MOBILE RESALE.   The Company intends to offer its customers resold mobile
telecommunications services in the United States and other selected markets.

     INTEGRATED VOICE-MAIL, E-MAIL AND FAX-MAIL.   Integrated services enable
customers to convert e-mail and facsimile data to audio text and to receive voice-mail messages in writing. The Company intends to offer its customers integrated voice-mail, e-mail and fax-mail through the TIGN in all countries where the Company's international telecommunications services are available.

     There can be no assurance that the Company will be able to launch such services or that, if launched, such services will be successful.

THE INTRODUCTION OF BLENDED SERVICES

     As the Company continues the buildout of IRU and IPL trunking facilities on and the upgrade of the TIGN backbone network, the Company is developing plans to establish a global ATM-based network. ATM protocol is a connection-oriented, cell-relay, data transfer standard that could define future broadbank networks. ATM is a cross between packet switching and circuit switching technologies. Circuit switching technology is used to connect end-users as though there were a single wire connected end to end for the entire duration of a call. Packet switching technology uses computer protocols to break data into discrete packets. Each packet has an address attached to it that is used to route the packet through the network. Packets can take different routes to get to their destinations where they are reassembled. Packets can be interspersed through each line as a sort of multiplexing. Delays and missing data packets can severely deteriorate the
voice quality of packet switching.    Through the utilization of a global
ATM-based network which is capable of providing blended services on a common network, the Company believes that it would be able to greatly reduce network facilities costs, reduce network management costs, and provide a new family of enhanced services and products. The following are new services and products which the Company will be able to offer upon implementation of the new network:

     IP VOICE TELEPHONY. The Company will be able to offer new, low-cost voice products by transmitting digitized and compressed voice as Internet Protocol (IP) packets over the Company's ATM-based network. ATM will allow the Company to manage for high quality voice conversation. The new IP voice services will address the retail market's demand for greater price reductions and the business market's demand for high quality on-net / off-net voice delivery with significant price reductions by combining their corporate voice and data traffic.

     FAX OVER DATA NETWORKS. Even with growth in corporate email, faxing is still growing in importance. More companies will want to migrate fax to data networks than voice. Telegroup will be able to provide real-time fax, store-and-forward fax, and broadcast fax using Internet Protocol (IP) over the Company's ATM-based network.

     VIDEO. The Company will be able to offer video conferencing services and video delivery services for intra-company and inter-company applications.

     DATA SERVICES. Corporate data traffic is growing faster than corporate voice traffic. Over the Company's ATM-based network, Telegroup will be able to offer managed data network services to support corporate customers' data needs for vertical applications for industries such as manufacturing, finance, government, education, and medicine.

     INTERNET SERVICE PROVIDER. An ATM-based network will allow the Company to build a faster, more reliable, and more profitable Internet access product which is scaleable, reliable, and delivers high performance with quality of service.

     ENHANCED SERVICES. By integrating voice and data services over a common ATM-based network, Telegroup will be able to offer new families of enhanced premium voice and data services such as video-enhanced messaging services and data-enhanced voice services.

     COMPUTER TELEPHONY INTEGRATION (CTI) PRODUCTS. The Company will be able to offer a wide variety of newly emerging CTI products for home, small office, and corporate business applications.

     INTEGRATED MANAGED NETWORKS. The corporate trend is towards outsourced, managed networks capable of supplying general corporate voice and data services and of supporting specific IP-based vertical market applications. A major service requirement for international businesses is for carriers to provide a global solution with local customization. Because of regulatory differences and country-specific technology differences, such as signaling and transmission, corporations are looking to their service providers to manage these differences and make them transparent to the users and applications. The Company will be able to satisfy these emerging corporate requirements by offering value-added services such as Internet, Intranets, Extranets, Virtual Private Networks (VPN), messaging, on-net/off-net faxing, voice-on-net traffic, multimedia, video conferencing, and managed data network services supported by Service Level Agreements to companies of all sizes doing international business.

     The implementation of the Company's strategy to develop an ATM-based network is dependent on, among other things, the ability of the Company to obtain additional financing. The Company may seek to raise such additional capital from public or private equity and/or debt sources. There can be no assurance that the Company will be able to obtain the additional financings or if obtained, that it will be able to do so on a timely basis or on terms favorable to the Company.

YEAR 2000 COMPLIANCE

     While the Company believes that its software applications are year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. All software systems which the Company purchases are required to be year 2000 compliant. In addition, the Company is building year 2000 compliancy test suites to test for year 2000 compliancy end-to-end across all systems. The Company does not believe that either the risks or the costs incurred to be year 2000 compliant are material. Further, if the software applications of local exchange carriers, long distance carriers or others on whose services the Company depends are not year 2000 compliant, the non-compliance of those applications could have a material adverse effect on the Company's financial condition and results of operations.

COMPETITION

     The international and national telecommunications industry, estimated to reach $1 trillion in 1998, is highly competitive. The Company's success depends upon its ability to compete with a variety of other telecommunications providers in each of its markets, including the respective ITO in each country in which the Company operates and global alliances among some of the world's largest telecommunications carriers. Other potential competitors include cable television companies, wireless telephone companies, Internet access providers, electric and other utilities with rights of way, railways, microwave carriers and large end users which have private networks. The intensity of such competition has recently increased and the Company believes that such competition will continue to intensify as the number of new entrants increases. If the Company's competitors devote significant additional resources to the provision of international or national long distance telecommunications services to the Company's target customer base of high-volume residential consumers and small and medium-sized businesses, such action could have a material adverse effect on the Company's business, financial condition and results of operations, and there can be no assurance that the Company will be able to compete successfully against such new or existing competitors.

     The Company's larger competitors currently include AT&T, MCI, Sprint, WorldCom, Frontier and LCI in the United States; France Telecom in France; PTT Telecom B.V. in the Netherlands; Cable & Wireless Communications, BT, AT&T, WorldCom, Sprint and ACC Corp. in the United Kingdom; Deutsche Telecom in Germany; Swisscom in Switzerland; Telia AB and Tele-2 in Sweden; HKTI in Hong Kong, Telstra and Optus in Australia; and KDD, IDC and Japan Telecom in Japan. The Company competes with numerous other long distance providers, some of which focus their efforts on the same customers targeted by the Company. In addition to these competitors, recent and pending deregulation in various countries may encourage new entrants. For example, as a result of the 1996 Telecommunication Act in the United States, once certain conditions are met, Regional Bell Operating Companies ("RBOCs") will be allowed to enter the domestic long distance market in their exchange territories, AT&T, MCI and other long distance carriers will be allowed to enter the local telephone services market, and any other entity (including cable television companies and utilities) will be allowed to enter both the local service and long distance telecommunications markets. Moreover, while the recently completed WTO Agreement could create opportunities for the Company to enter new foreign markets, implementation of the accord by the United States could result in new competition from ITOs previously limited as to the services they could provide in the United States and/or the routes on which they could provide services. Increased competition in the United States as a result of the foregoing, and other competitive developments, including entry by Internet service providers into the long-distance market, could have an adverse effect on the Company's business, financial condition and results of operations. In addition, many smaller carriers have emerged, most of which specialize in offering international telephone services utilizing dial up access methods, some of which have begun to build networks similar to the TIGN.

     The long distance telecommunications industry is intensely competitive and is significantly influenced by the pricing and marketing decisions of the larger industry participants. In the United States, the industry has relatively limited barriers to entry with numerous entities competing for the same customers. Customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Generally, the Company's domestic customers can switch carriers at any time. The Company believes that competition in all of its markets is likely to increase and that competition in non-United States markets is likely to become more similar to competition in the United States market over time as such non-United States markets continue to experience deregulatory influences. In each of the countries where the Company markets its services, the Company competes primarily on the basis of price (particularly with respect to its sales to other carriers), and also on the basis of customer service and its ability to provide a variety of telecommunications products and services. There can be no assurance that the Company will be able to compete successfully in the future. The Company anticipates that deregulation and increased competition will result in decreasing customer prices for telecommunications services. The Company believes that the effects of such decreases will be at least partially offset by increased telecommunications usage and decreased costs as the percentage of its traffic transmitted over the TIGN increases. There can be no assurance that this will be the case. To the extent this is not the case, there could be an adverse effect on the Company's margins and financial profits, and the Company's business, financial condition and results of operations could be materially and adversely effected.

     The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those provided by the Company. Such technologies include satellite-based systems, such as the proposed Iridium and GlobalStar systems, utilization of the Internet for international voice and data communications and digital wireless communication systems such as PCS. The Company is unable to predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.


GOVERNMENT REGULATION

     OVERVIEW.   The Company's provision of international and national long distance telecommunications services is heavily regulated. Many of the countries in which the Company provides, or intends to provide, services prohibit or limit the services which the Company can provide, or will be able to provide and the transmission methods by which it can provide such services. If a violation by the Company of the laws, rules, or regulations governing the provision of telecommunications services were found by a regulatory authority to exist, the regulatory authority could impose sanctions and penalties, including revocation of any authorizations, licenses or permits. Regulatory restrictions thus could materially limit the optimal and most profitable use of the TIGN.

     In addition, the Company provides a substantial portion of its customers with access to its services through the use of call-reorigination. Revenues attributable to call-reorigination represented 76.6% of the Company's revenues in fiscal year 1996 and 65.1% of the Company's revenues for the year ended December 31, 1997, and in the future are expected to represent a decreasing portion of the Company's revenues. A substantial number of countries have prohibited certain forms of call-reorigination as a mechanism to access telecommunications services. This has caused the Company to cease providing call-reorigination services to customers in Bermuda, the Bahamas, the Philippines, and the Cayman Islands, and may require it to do so with respect to customers in other jurisdictions in the future. As of December 31, 1997, reports had been filed with the International Telecommunications Union ("ITU") and/or the FCC claiming that the laws in 79 countries prohibit call-reorigination. While the Company provides call-reorigination services in substantially all of these countries, no single country within this group accounted for more than 2% of the total revenues of the Company for the year ended December 31, 1997. There can be no assurance that other countries where the Company derives material revenue will not prohibit call-reorigination in the future. To the extent that a country with an express prohibition against the provision of call-reorigination using uncompleted call signaling is unable to enforce its laws against a provider of such services, it can request that the FCC enforce such laws in the United States by, for example, requiring a provider of such services to cease providing call-reorigination services using uncompleted call signaling to such country or by revoking such provider's FCC authorizations. As of November 1997, 29 countries have formally notified the FCC that call-reorigination services violate their laws. The Company provides call-reorigination in 28 of these countries, which accounted for 7.9% of the Company's total revenues for the year ended December 31, 1997. Two of the 29 countries have requested assistance from the FCC in enforcing their prohibition on call-reorigination. Neither of these two countries accounted for more than 2% of the Company's consolidated revenues for the year ended December 31, 1997. The FCC has held that it would consider enforcement action against companies based in the United States engaged in call-reorigination by means of uncompleted call signaling to customers in countries where this activity is expressly prohibited. The FCC recently ordered several U.S. carriers, not including the Company, to cease providing call-reorigination services using uncompleted call signaling to customers in the Philippines and allowed the complaining party, the ITO in the Philipines, to seek damages. Several U.S. carriers have asked the FCC to reconsider its decision. Although the FCC is currently considering a petition requesting the FCC to stop enforcing countries laws against call-reorigination, there can be no assurance that the FCC will not take additional action to limit the provision of call-reorigination services. Enforcement action by the FCC could include an order to cease providing call-reorigination services in such country, the imposition of one or more restrictions on the Company, monetary fines or, in extreme circumstances, the revocation of the Company's FCC authorization, and any of such actions could have a material adverse effect on the Company's business, financial condition and results of operations.

     Local laws and regulations differ significantly among the jurisdictions in which the Company operates, and, within such jurisdictions, the interpretation and enforcement of such laws and regulations can be unpredictable. For example, EU member states have inconsistently and, in some instances, unclearly implemented EU directives under which the Company provides certain voice services in Western Europe. As a result, some EU member states may limit, constrain or otherwise adversely affect the Company's ability to provide certain services. There can be no assurance that certain EU member states will implement, or will implement consistently, the Full Competition Directive, and either the failure to implement or inconsistent implementation of such directives could have a material adverse effect on the Company's business, financial condition and results of operations.

     Additionally, there can be no assurance that future United States or foreign regulatory, judicial or legislative changes will not have a material adverse effect on the Company or that regulators or third parties will not raise material issues with regard to the Company's compliance with applicable laws or regulations. If the Company is unable to provide the services it is presently providing or intends to provide or to use its existing or contemplated transmission methods due to its inability to receive or retain formal or informal approvals for such services or transmission methods, or for any other reason related to regulatory compliance or the lack thereof, such events could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has pursued and expects to continue to pursue a strategy of providing its services to the maximum extent it believes, upon consultation with counsel, to be permissible under applicable laws and regulations. To the extent that the interpretation or enforcement of applicable laws and regulations is uncertain or unclear, the Company's strategy may result in the Company's (i) providing services or using transmission methods that are found to violate local laws or regulations or (ii) failing to obtain approvals or make filings subsequently found to be required under such laws or regulations. Where the Company is found to be or otherwise discovers that it is in violation of local laws and regulations and believes that it is subject to enforcement actions by the FCC or the local authority, it typically seeks to modify its operations or discontinue operation so as to comply with such laws and regulations. There can be no assurance, however, that the Company will not be subject to fines, penalties or other sanctions as a result of violations regardless of whether such violations are corrected. If the Company's interpretation of applicable laws and regulations proves incorrect, it could lose, or be unable to obtain, regulatory approvals necessary to provide certain of its services or to use certain of its transmission methods. The Company also could have substantial monetary fines and penalties imposed against it.

     A summary discussion of the regulatory frameworks in certain geographic regions in which the Company operates or has targeted for penetration is set forth below. This discussion is intended to provide a general outline of the more relevant regulations and current regulatory posture of the various jurisdictions and is not intended as a comprehensive discussion of such regulations or regulatory posture.

     UNITED STATES.   International Service.  The Company's provision of
international service to, from, and through the United States is subject to regulation by the FCC. Section 214 of the Communications Act of 1934, as amended (the ''Communications Act'') requires a company to make application to, and receive authorization from, the FCC to, among other things, resell telecommunications services of other U.S. carriers with regard to international calls. In May 1994, the FCC authorized the Company, pursuant to the Section 214 Switched Voice Authorization, to resell public switched telecommunications services of other U.S. carriers. The Section 214 Switched Voice Authorization requires, among other things, that services be provided in a manner that is consistent with the laws of countries in which the Company operates. As described above, the Company's aggressive regulatory strategy could result in the Company's providing services that ultimately may be considered to be provided in a manner that is inconsistent with local law. If the FCC finds that the Company has violated the terms of the Section 214 Switched Voice Authorization, it could impose a variety of sanctions on the Company, including fines, additional conditions on the Section 214 Switched Voice Authorization, cease and desist or show cause orders, or the revocation of the Section 214 Switched Voice Authorization, the latter of which is usually imposed only in extreme circumstances serious violations. Depending upon the sanction imposed, such sanction could have a material adverse effect on the Company's business, financial condition and results of operations.

     In order to conduct a portion of its business involving the origination and termination of calls in the United States, the Company uses leased lines. The Company's Section 214 Private Line Authorization permits the Company to route switched services over international private lines interconnected to the PSTNs in the United States and the United Kingdom, Canada, Sweden, The Netherlands, New Zealand, and Australia (together, "Private Line Countries") for the purpose of providing switched telecommunications services. However, the FCC imposes certain restrictions upon the use of the Company's private lines between the United States and the Private Line Countries. The Company may route over the private line switched traffic originating in the United States or in the Private Line Countries and terminating in the United States or in the Private Line Countries. The Company may also route over the private line switched traffic originating in the United States or the Private Line Countries and sent to third countries via the switched services of a carrier in the United States or the Private Line Countries by taking such switched services at the carrier's published rates. Similarly, the Company may route over the private line calls that originate in a third country over an ITO's tariffed switched services and terminate in the United States or the Private Line Countries. Recently, the FCC held that carriers will be permitted to route switched traffic over private lines between the United States and any country that (i) the FCC determines offers "equivalent resale opportunities" or (ii) is a member of the WTO and where the local ITO generally charges U.S. carriers at or below an FCC-determined rate for terminating the U.S. carriers' traffic. The Company believes that the Company (as well as other private line resellers) will soon be permitted to route switched traffic over international private lines initially between the United States and Denmark, Belgium, Finland, Germany, France, Luxembourg and Norway. Following implementation of the Full Competition Directive by EU member states, the FCC may authorize the Company to originate and terminate traffic over its private line between the United States and other countries. However, there can be no assurance that the FCC will take such action.

     The Company also owns capacity in one or more international facilities (e.g., submarine cables) to provide some services, and may in the future acquire additional interests in international facilities. The Company has a
Section 214 facilities authorization to provide services over international facilities between the United States and all countries other than Cuba. The Company is also required to conduct its facilities-based international business in compliance with the FCC's International Settlements Policy (the ''ISP''). The ISP establishes the permissible arrangements for U.S. based facilities-based carriers and their foreign counterparts to settle the cost of terminating each other's traffic over their respective networks. One of the Company's arrangements with foreign carriers is subject to the ISP and it is possible that the FCC could take the view that this arrangement does not comply with the existing ISP rules. If the FCC, on its own motion or in response to a challenge filed by a third party, determines that the Company's foreign carrier arrangements do not comply with FCC rules, among other measures, it may issue a cease and desist order, impose fines on the Company or revoke or suspend its FCC authorizations. Such action could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is required to file and has filed with the FCC a tariff containing the rates, terms and conditions applicable to its international telecommunications services. The Company is also required to file with the FCC any agreements with customers containing rates, terms, and conditions for international telecommunications services, if those rates, terms, or conditions are different than those contained in the Company's tariff. Notwithstanding the foregoing requirements, to date, the Company has not filed with the FCC certain commercially sensitive carrier-to-carrier customer contracts. If the Company charges rates other than those set forth in, or otherwise violates, its tariff or a customer agreement filed with the FCC, or fails to file with the FCC carrier-to-carrier agreements, the FCC or a third party could bring an action against the Company, which could result in a fine, a judgment or other penalties against the Company. Such action could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's provision of domestic long distance service in the United States is subject to regulation by the FCC and relevant state public service commissions ("PSCs"), which regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's domestic services are provided. In general, neither the FCC nor the relevant state PSCs exercise direct oversight over cost justification for the Company's services or the Company's profit levels, but either or both may do so in the future. The Company, however, is required by federal and state law and regulations to file tariffs listing the rates, terms and conditions of services provided. The Company has filed a domestic long distance tariff with the FCC. Although the FCC has decided to eliminate the requirement that non-dominant interstate carriers, such as the Company, maintain FCC tariffs for domestic service, a federal court has stayed the FCCs's decision pending judicial review of an appeal. Should the appeal fail and the FCC's order become effective, the Company may benefit from the elimination of FCC tariffs by gaining more flexibility and speed in dealing with marketplace changes. However, the absence of tariffs will also require that the Company secure contractual agreements with its customers regarding many of the terms of its existing tariffs or face possible claims arising because the rights of the parties are no longer clearly defined. The Company generally is also required to obtain certification from the relevant state PSC prior to the initiation of intrastate service and to comply with all conditions imposed by the PSC. Telegroup has the authorizations required or is not required to obtain authorization to provide service in 48 states, and has filed or is in the process of filing required tariffs in each state that
requires such tariffs to be filed.   Any failure to maintain proper federal
and state tariffing or certification or to file required reports or otherwise to comply with FCC or state requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The FCC also imposes some requirements for marketing of telephone services and for obtaining customer authorization for changes in the customer's primary long distance carrier.

     To originate and terminate calls in connection with providing their services, long distance carriers such as the Company must purchase ''access services'' from local exchange carriers (''LECs'') or competitive local exchange carriers (''CLECs''). Access charges represent a significant portion of the Company's cost of U.S. domestic long distance services and, generally, such access charges are regulated by the FCC for interstate services and by PSCs for intrastate services. The FCC has undertaken a comprehensive review of its regulation of LEC access charges to better account for increasing levels of local competition. On May 16, 1997, the FCC released an order making significant changes in the access service rate structure. Some of the changes may result in increased costs to the Company for the ''transport'' component of access services, although other revisions of the order likely will reduce other access costs. Some issues in the FCC proceeding have not yet been resolved, including a proposal under which LECs would be permitted to allow volume discounts in the pricing of access charges. While the outcome of these proceedings is uncertain, if these rate structures are adopted, many long distance carriers, including the Company, could be placed at a significant cost disadvantage to larger competitors. In addition, the FCC has taken actions to implement the 1996 Telecommunications Act that will impose new regulatory requirements including the requirement that all telecommunications service providers, including the Company, contribute some portion of their telecommunications revenues to a "universal service fund" designated to fund affordable telephone service for consumers in high cost areas, low income consumers, schools, libraries and rural health care providers. These contributions became due beginning in 1998 for all providers of interstate telecommunications service. Such contributions are assessed based on intra-state, interstate and international end user telecommunications revenues. Contribution factors vary quarterly and carriers, including the Company, are billed monthly. Contribution factors for the first quarter are .0319 for the high cost and low income funds (interstate and international end user tele-communications revenues) and .0072 for the schools, libraries and rural health care funds (intrastate, interstate and international end user telecommunications revenues). Second quarter factors are .0314 and .0076, respectively. In addition, many state PSCs have instituted proceedings to revise state universal support mechanisms to make them consistent with the requirements of the 1996 Telecommunications Act. The company may be subject to state universal service fund contribution requirements, which will vary from state to state, as well as federal.

     In some instances, the Company may be responsible for city sales taxes on calls made within the jurisdiction of certain U.S. cities. The Company is implementing software to track and bill for this tax liability. However, the Company may be subject to sales tax liability for calls transmitted prior to the implementation of such tax software and not be able to collect reimbursement for such liability from its customers. While the Company believes that any such liability will not be significant, there can be no assurance that such tax liability, if any, will not have a material adverse effect on the Company's business, financial condition or results of operations.

     In November 1996, the FCC adopted rules that would require that interexchange companies offering toll-free access through payphones (such as the Company) compensate certain payphone operators for customers' use of the payphone. After a U.S. federal court reversed the FCC's payphone orders in part and remanded the case to the FCC for further proceedings, the FCC issued a further decision requiring that interexchange carriers compensate payphone owners at a rate of $.284 per call for all calls using their payphones. This compensation method will be effective from October 7, 1997 through October 7, 1999. After this time period, interexchange carriers will be required to compensate payphone owners at a market-based rate minus $0.066 per call. A number of carriers have appealed the Second Report and Order to the U.S. Court of Appeals for the D.C. Circuit or have sought FCC reconsideration of this order. Although the Company cannot predict the outcome of the FCC's proceedings on the Company's business, it is possible that such proceedings could have a material adverse effect on the Company's business, financial condition and results of operations.

     The FCC and certain state agencies also impose prior approval requirements on transfers of control, including pro forma transfers of control and corporate reorganizations, and assignments of regulatory authorizations. Such requirements may delay, prevent or deter a change in control of the Company. The FCC also imposes restrictions on certain affiliations with foreign telecommunications companies.

     EUROPE.   In Europe, the regulation of the telecommunications industry is governed at a supra-national level by the EU (consisting of the following member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom), which is responsible for creating pan-European policies and, through legislation, has developed a regulatory framework to ensure an open, competitive telecommunications market. The EU was established by the Treaty of Rome and subsequent conventions and is authorized by such treaties to issue ''directives.'' EU member states are required to implement these directives through national legislation. If an EU member state fails to adopt such directives, the European Commission may take action, including referral to the European Court of Justice, to enforce the directives.

     In 1990, the EU issued the Directive on Competition in the Markets for Telecommunications Services ("Services Directive") requiring each EU member state to abolish existing monopolies in telecommunications services, with the exception of Voice Telephony. The intended effect of the Services Directive was to permit the competitive provision of all services other than Voice Telephony, including value-added services and voice services to a group of specified users, such as employees of a company, permitted by applicable regulations to access a private voice or data network, which access would otherwise be denied to them as individuals ("Closed User Groups" or "CUGs"). However, as a consequence of local implementation of the Services Directive through the adoption of national legislation, there were differing interpretations of the definition of prohibited Voice Telephony and permitted value-added and CUG services. The European Commission generally took a narrow view of the services classified as Voice Telephony, declaring that voice services may not be reserved to the ITOs if (i) dedicated customer access is used to provide the service, (ii) the service confers new value-added benefits on users (such as alternative billing methods) or (iii) calling is limited by a service provider to a group having legal, economic or professional ties.

     In March 1996, the EU adopted the Full Competition Directive 96/19 (which together with its subsidiary directives is hereinafter called the "Full Competition Directive") which required EU member states to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligation of EU member states to abolish the ITOs' monopolies in Voice Telephony by 1998. The Full Competition Directive encouraged EU member states to accelerate liberalization of Voice Telephony. Certain EU countries may delay the abolition of the Voice Telephony monopoly based on exemptions established in the Full Competition Directive. These countries include Spain (December 1998), Portugal (January 1, 2001), Ireland (January 1,
2000), Luxembourg (July 1, 1998) and Greece (January 1, 2001).

     On January 1, 1998, the Full Competition Directive became effective in most EU member states, allowing competitive entrants such as the Company to provide Voice Telephony in those markets. To date, according to the European Commission's "Third Report on the implementation of the telecommunications regulatory package," the following countries have granted authorizations to provide Voice Telephony: the United Kingdom, the Netherlands, France, Germany, Sweden, Denmark, Norway, Belgium, Austria, and Spain.

     Each EU member state in which the Company currently conducts its business has a different regulatory regime and such differences are expected to continue. EU law generally prohibits member states from requiring individual licenses for services other than Voice Telephony. With respect to Voice Telephony and ownership and operation of infrastructure, EU law allows member states to impose individual licensing requirements on carriers and the requirements for the Company to obtain necessary approvals vary considerably from country to country and are likely to change as competition is permitted in new service sectors. Except with respect to Voice Telephony and call-reorigination, the Company believes that, to the extent required, it has filed or will file applications, received comfort letters or obtained licenses from the applicable regulatory authorities.

     The Company may be incorrect in its assumptions that (i) each EU member state will abolish, on a timely basis, the respective ITO's monopoly to provide Voice Telephony within and between member states and other countries, as required by the Full Competition Directive, (ii) deregulation will continue to occur and (iii) the Company will be allowed to continue to provide and to expand its services in the EU member countries. The European Commission has initiated legal action against Belgium, Denmark, Germany, Greece, Italy, Luxembourg and Portugal for not implementing the Full Competition Directive adequately. If the European Commission is not satisfied with the explanation given by these countries for their delay it may take action that ultimately could result in a decision by the European Court of Justice concerning whether these countries have violated the Full Competition Directive. The Company's provision of services in Western Europe may also be affected if any EU member state imposes greater restrictions on non-EU international service than on such service within the EU. There can be no assurance that EU member states will not adopt laws or regulatory requirements that will adversely affect the Company.

     In a number of European countries, the Company has sought to position itself for the rapidly liberalizing regulatory environment by providing, first, traditional call reorigination and, later, transparent call reorigination and other forms of call through, such as enhanced and switched voice telecommunications services to business users, including CUGs. Although the Company has provided some or all of these services without a license and in advance of the January 1, 1998 date for full liberalization of Voice Telephony in the EU, the Company has not been notified by any regulatory authority that it is or was operating without a required license, nor does the Company expect to be so notified. It is possible that the Company could be fined , or that the Company would not be allowed to provide specific services in these countries if the Company were found to have been providing Voice Telephony before January 1, 1998, or after that date without obtaining a proper license. Such actions could have a material adverse impact on the Company's business, financial condition and results of operations.

     UNITED KINGDOM.   The Company owns and operates a switching facility in
London that is connected to the UK international gateway by private line circuits leased by the Company from third parties. The Company recently acquired IRU capacity in a digital undersea fiber-optic cable for the transmission of traffic between its London switching facility and its international gateway switching center in New York, which allows the Company to reduce transmission costs associated with leasing international private leased circuits (''IPLCs'') owned by third parties and to provide additional capacity between the United States and United Kingdom. In the United Kingdom, the Company offers direct access and call-reorigination, as well as customized calling card and prepaid debit calling card services, and provides international call termination services to other telecommunications carriers and resellers on a wholesale switched minute basis. The Company's services are subject to the Telecommunications Act of 1984 (the ''UK Telecommunications Act''). The Secretary of State for Trade and Industry (the ''TI Secretary'') is responsible for granting telecommunications licenses and the Director General of Telecommunications (''DGT'') and his staff, known as the Office of Telecommunications (''Oftel''), the United Kingdom's telecommunications regulatory authority, are responsible for enforcing the conditions of such licenses. The TI Secretary has granted the Company an ISVR license, which allows the Company to offer certain international and national long distance
services utilizing international private leased circuits.   The TI Secretary
also has granted the Company an International Facilities License ("IF License"), allowing the Company the right to acquire capacity in digital undersea fiber-optic cables on an Indefeasible Right of Use (''IRU''). The loss of any of the Company's licenses or the placement of significant restrictions thereon could have a material adverse effect on the Company's business, financial condition and results of operations.

     THE NETHERLANDS.   The regulation of telecommunications is currently
controlled by the Onafhankelijke post-en telecommunicatie autoriteit (''OPTA''), an independent administrative authority. At the end of March 1998, a draft for a new Telecommunications Act was discussed in the Dutch Parliament. This new Act will, inter alia, further elaborate the liberalization of the provision of telecommunications services. It is unlikely that the new Act will enter into force before mid-1998. Under the regime of this new Telecommunications Act, the Company and/or Telegroup Nederland B.V. will have to file a registration before the OPTA. The Company presently owns and operates a switching facility in Amsterdam, which the Company connects by leased lines to its international gateway switching center in New York. The Company presently offers call-through services in The Netherlands.

     GERMANY.   The regulation of the telecommunications industry in Germany is governed by the Telekommunikationsgesetz, the Telecommunications Act of 1996 (''TKG''), which, with respect to most of its provisions, became effective in August 1996. Under the TKG, a license (''TKG License'') is generally required by any person that: (i) operates transmission facilities for the provision of telecommunications services to the public; or (ii) offers Voice Telephony services to the public through telecommunications networks operated by such provider. While the TKG represents the final phase of the reform of the German telecommunications industry, the law protected the monopoly rights of Deutsche Telekom over the provision of Voice Telephony until January 1, 1998.

     In Germany, the Company is currently providing calling card services as well as traditional call-reorigination services (through answered or unanswered call signaling), and is migrating CUGs and other customers to call-reorigination services provided through Internet/X.25 data link signaling, to transparent call-reorigination and/or to forms of call-through other than transparent call-reorigination. The Company is in the process of applying for a TKG license.

     In order to provide the Voice Telephony services to the public that the Company intends to provide and expand its network switching facilities in
Germany, the Company will be required to obtain a TKG License.   There can be
no assurance that the Company will be able to obtain, or, if granted, thereafter maintain, a TKG License. The failure to obtain, or the loss of, a TKG License or the placement of significant restrictions thereon could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that any future changes in, or additions to, any existing or future German laws, regulations, government policy, court or administrative rulings regarding telecommunications will not have a material adverse effect on the Company's business, financial condition and results of operations.

     FRANCE.   The Company currently provides call-reorigination services, including transparent call-reorigination. The Company is permitted to provide call-reorigination over the ITO's network in France without a license.

Although it does not currently provide such services, the Company may lease circuits and provide switched voice services to CUGs in France without a license. Until January 1, 1998, the Company was not permitted to provide Voice Telephony to the public in France.

     A new telecommunications law, passed in 1996 by the French legislature to implement the Full Competition Directive, establishes a licensing regime and an independent regulator and imposes various interconnection and other requirements designed to facilitate competition. The Company is in the process of applying for a license from the Minister of Telecommunications to provide Voice Telephony services. There can be no assurance, however, that the Company will be able to obtain necessary licenses, permits, or interconnection arrangements to fully take advantage of such liberalization. The Company's inability to take advantage of such liberalization could have a material adverse impact on the Company's ability to expand its services as planned.

     SWITZERLAND.   In Switzerland, the Company is currently providing
call-reorigination services as well as forms of call-through other than call-reorigination. The Company's existing services are subject to the Federal Law on Telecommunications of April 30, 1997 (''LTC''). Although Switzerland is not an EU member state, the Swiss government has expressed its intention to maintain Swiss telecommunications regulations in line with EU directed liberalization. The new LTC provides therefore a liberalization of the Swiss telecommunication market compatible with the EU directives. Subject to Swiss and FCC rules, the Company plans to expand operations in Switzerland with the installation of additional switching facilities in Zurich and other metropolitan areas of Switzerland connected via international private leased circuits (''IPLCs'') to its international gateway switching center to provide international and national long distance services with switched and dedicated access. Under the new LTC, the Company is not required to obtain a license unless it controls the infrastructure over which its services are carried. Consequently, no license is required for the Company as a mere reseller of transmission capacity. On the other hand, as a company providing telecom services in Switzerland, the Company is under the duty to notify the federal authorities about the telephone services offered in Switzerland.

     PACIFIC RIM.   Regulation of the Company varies in the Pacific Rim,
depending upon the particular country involved. In Australia and New Zealand, regulation of the Company's provision of telecommunications services is relatively permissive, although enrollment (in Australia) or registration (in New Zealand) with the regulator is required for ISR. The Company's Australian Subsidiary was enrolled in Australia as a Supplier of Eligible International Services (and now has the right to provide equivalent services under its Subsidiary in New Zealand has registered with the Ministry of Commerce as an International Service Operator under the Telecommunications International Services Regulations of 1995. Additionally, in Japan, the Company provides call-reorigination services and is authorized to provide basic switched voice services to the public using ISR. In Hong Kong, the Company may provide call-reorigination under its existing license. A range of international telephone services, including the operation of an international gateway for all incoming and outgoing international calls, is provided in Hong Kong solely by HKTI, the ITO, pursuant to an exclusive license which was set to expire on October 1, 2006. However, the Hong Kong government has agreed to compensate

HKTI in exchange for the early termination of HKTI's exclusive license on January 1, 1999 to operate an international gateway and on January 1, 2000 to provide international circuits. In all other Pacific Rim countries, the Company is strictly limited in its provision of public voice and value added services.

     While some countries in the Pacific Rim oppose call-reorigination, the Company generally has not faced significant regulatory impediments in its high volume countries. China, Indonesia, and the Philippines have specifically informed the FCC that call-reorigination using uncompleted call signaling is illegal in those countries. Australia, New Zealand, Japan and Hong Kong permit call-reorigination.

     AUSTRALIA.   In Australia, the provision of the Company's services was
subject to federal regulation pursuant to the Telecommunications Act 1991 of Australia (the ''1991 Act'') until June 30, 1997, and is now subject to federal legislation pursuant to the Telecommunications Act 1997 (the ''1997 Act'') and federal regulation of anticompetitive practices pursuant to the Trade Practices Act 1974. In addition, other federal legislation, various regulations pursuant to delegated authority and legislation, ministerial declarations, codes, directions, licenses, statements of Commonwealth Government policy and court decisions affecting telecommunications carriers also apply to the Company. There can be no assurance that future declarations, codes, directions, licenses, regulations, and judicial and legislative changes will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Australian Telecommunications Authority (''AUSTEL''), Australia's federal telecommunications regulatory authority, had control until June 30, 1997 over a broad range of issues affecting the operation of the Australian telecommunications industry, including the licensing of carriers, the promotion of competition, consumer protection and technical matters. Under the 1997 Act, AUSTEL's authority is now divided between the Australian Communications Authority and the Australian Competition and Consumer Commission.

     The Company owns and operates a switch in Sydney that is connected to the New York international gateway switch via leased lines. On December 9, 1996, the Company's Subsidiary, Telegroup Network Services pty Limited, was enrolled as a Supplier of Eligible International Services (''Class License'') under
Section 226 of the 1991 Act, which allowed the Company to resell national, local and long distance service, cellular service, and international service, including to engage an ISR. Under the 1991 Act, the Company's Australian Subsidiary was required to comply with the conditions of the Class License until the 1997 Act came into effect on July 1, 1997. Under the 1997 Act, the Company's Subsidiary is a carriage service provider subject to certain rules, including an obligation to provide certain operator services, directory assistance services and itemized billing for customers of the Subsidiary. As a carriage service provider, the Company's Subsidiary may purchase IRUs for the Australian portion of the underseas fiber-optic cable between Sydney and New York, as well as Auckland, New Zealand. If the Company or its affiliate purchases or constructs a link between places in Australia (e.g., to provide an extension to its international services), it will be required to apply for a carrier license. It would then be subject to the terms of its own license and would be subject to greater regulatory controls such as in areas of regulation of connectivity, provision of access to service providers, land access and contributions to the net cost of universal service throughout Australia (to provide telecommunications services at reasonable prices to remote sections of that country) applicable to licensed facilities-based carriers.

     The FCC has also granted the Company's request for a waiver allowing the Company to deviate from the existing FCC approved settlement rate and to contract at $0.05 per minute using leased lines, pursuant to an agreement with its subsidiary in Australia. The Company has initiated service pursuant to this agreement.

     There can be no assurance that a change in government policy in relation to telecommunications or competition, or in the enforcement of the 1997 Act, will not have a material adverse effect on the Company's business, financial condition and results of operations. For example, there can be no assurance that the process of deregulation will proceed in accordance with the government's announced timetable. Any delay in such deregulatory process or in the granting of licenses to other entities interested in developing their own transmission facilities in Australia could delay potential price reductions anticipated in a more competitive marketplace, thereby delaying the Company's ability to access to potentially less expensive transmission and access facilities.

     HONG KONG. The Company acts as a wholesale carrier in Hong Kong, utilizing its switch collocated at the business premises of one or more of the local carriers licensed as Fixed Telecommunications Network Service (''FTNS'') operators in Hong Kong to provide international services to such FTNS providers. The Company carries a substantial amount of such FTNS operators' international traffic on a transparent call-reorigination basis. The Company operates under a PNETS license granted in 1995 and renewable on an annual basis. The Company's PNETS license was most recently renewed in March 1997. The Company's PNETS license will likely be renewed unless there has been a material breach of one of the license conditions.

     The telecommunications market in Hong Kong for the provision of public telephone services can be categorized into two primary areas: international long distance services and local telephone services. HKTI currently holds an exclusive license until September 30, 2006 to provide a variety of international services including the right to operate an international gateway for the handling of all outgoing and incoming international calls adn the right to provide international circuits. However, the Hong Kong government has agreed to compensate HKTI in exchange for the early termination of HKTI's exclusive license on January 1, 1999 to operate an international gateway and on January 1, 2000 to provide international circuits. The Hong Kong government intends to invite existing FTNS providers to amend their licenses to permit the provision of international services and facilities, and to establish a new license for other entities to provide international services.

     Prior to June 1995, the Hong Kong Telephone Company Limited was the sole operator of local fixed network telephone services. Subsequently, the market was liberalized and the Hong Kong government granted licenses to Hutchison, New World and New T&T Hong Kong Limited to provide fixed local telephone network services. Each of the four fixed local telephone network operators each currently hold a FTNS license issued by the Hong Kong government. The Company plans to apply for a FTNS license if and when the Hong Kong government decides to grant additional FTNS licenses, which, the Hong Kong government has indicated, will be no earlier than 1998. Despite the fact that HKTI has the exclusive right under its license to provide international telephone services, all three of the other local fixed network operators have in recent years gained a significant share of the international long distance call market (approximately 30% to 40% according to the Company's estimates) by utilizing U.S. and Canada-based call-reorigination services.

     On July 1, 1997, China resumed sovereignty over Hong Kong. There can be no assurance that China will continue the existing licensing regime with respect to the Hong Kong telecommunications industry. There is also no assurance that China will continue to implement the existing policies of the Hong Kong government with respect to promoting the liberalization of Hong Kong or the telecommunications industry in general, including the policy allowing call-reorigination, which is currently prohibited in China. For the year ended December 31, 1997, one wholesale customer in Hong Kong, which may be eligible to self-provide international services by January 1, 1999 as discussed above, accounted for approximately 13% of the Company's total revenues. Substantially all of the services provided by the Company to this customer consist of call-reorigination services. The initial term of the Company's agreement with the Hong Kong Customer expires in October 1998, automatically renews for one-year periods, and may be terminated by the Hong Kong Customer if it determines in good faith that the services provided pursuant to the agreement are no longer commercially viable in Hong Kong. There can be no assurance that regulatory changes affecting the Hong Kong telecommunications market will not affect the Hong Kong Customer's decision as to the renewal of the agreement. Moreover, if the Company loses its rights under its PNETS license and/or if it is unable to provide international telecommunications services in Hong Kong on a wholesale basis, such action could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a material reduction in the level of services provided by the Company to the Hong Kong Customer, or a termination of the Company's agreement with the Hong Kong Customer, could have a material adverse effect on the Company's business, financial condition and results of operations.

     JAPAN.   The Company owns and operates a switch in Tokyo. In Japan, the
Company offers traditional call-reorigination services, and anticipates offering call-through as well as customized calling card and debit calling card services. The Company's services in Japan are subject to regulation by the Ministry of Post and Telecommunications (the ''Japanese Ministry'') under the Telecommunications Business Law (the ''Japanese Law''). The Company has filed notice with the Japanese Ministry as a General Type II carrier and has been granted a Special Type II registration, both of which will permit the Company to provide additional services in Japan. The Special Type II registration allows the Company to provide international switched voice services to the public using resold leased international lines (e.g., through ISR), although restrictions in other countries such as the United States currently limit the Company's ability to use this registration.

     INTERNET TELEPHONY. The introduction of Internet telephony is a recent market development. To the Company's knowledge, there currently are no domestic and few foreign laws or regulations that prohibit voice communications over the Internet. The FCC is currently considering whether or not to impose surcharges or additional regulation upon providers of Internet telephony. In addition, several efforts have been made to enact U.S. federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions also may retain intrastate jurisdiction and could initiate proceedings to regulate the intrastate aspects of Internet telephony. A number of countries that currently prohibit competition to the ITO in the provision of voice telephony also have prohibited Internet telephony. Other countries permit but regulate Internet telephony. If foreign governments, Congress, the FCC, or state utility commissions prohibit or regulate Internet telephony, there can be no assurances that any such regulation will not materially affect the Company's business, financial condition or results of operation.

EMPLOYEES

     As of December 31, 1997, the Company had 588 full-time and 79 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is satisfactory.

AGREEMENTS WITH INDEPENDENT AGENTS

     INDEPENDENT AGENTS.   The Company's agreements with its independent
agents (other than Country Coordinators) typically provide for a two-year term and require the agents to offer the Company's services at rates prescribed by the Company and to abide by the Company's marketing and sales policies and rules. Independent agent compensation is paid directly by the Company and is based exclusively upon payment for the Company's services by customers obtained for Telegroup by the independent agents. The commission paid to independent agents ranges between five to twelve percent of revenues received by the Company and varies depending on individual contracts, the exclusivity of the agent and the type of service sold. Commissions are paid each month based on payments received during the prior month from customers obtained by independent agents. Independent agents are held accountable for customer collections and are responsible for up to 40% of bad debt attributable to customers they enroll. The Company may change commissions on any of its services with 30 days written notice to the independent agent.

     As of December 31, 1997, approximately one-third of the Company's retail revenues was derived from customers enrolled by agents who are contractually prohibited from offering competitive telecommunications services to their customers during the term of their contract and typically for a period of two years thereafter. Contracts with independent agents entered into by the

Company after July 1996 typically provide for such exclusivity. As earlier agreements expire, the Company has generally required its independent agents to enter into such new agreements. In the past, certain independent agents have elected to terminate their relationships with the Company in lieu of entering into new independent agent agreements. In the event that independent agents transfer a significant number of customers to other service providers or that a significant number of agents decline to renew their contracts under the new terms and move their customers to another carrier, either of such events may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's agreements with its independent agents typically provide that the agents have no authority to bind Telegroup or to enter into any contract on the Company's behalf.

     COUNTRY COORDINATORS.   In significant international markets, Telegroup
appoints Country Coordinators. Country Coordinators are typically self-financed, independent agents, with contracts that bind them exclusively to Telegroup. Country Coordinators also have additional duties beyond marketing Telegroup services, including the responsibility in a country or region to coordinate the activities of Telegroup independent agents including training and recruitment, customer service and collections. As of December 31, 1997, Telegroup had 28 Country Coordinators who were responsible for sales, marketing, customer service and collections in 79 countries. Telegroup has begun to vertically integrate its operations by opening offices in Germany and the U.K. which provide Country Coordinator services and acquired the business operations of its Country Coordinators in France, Japan, and Australia/New Zealand.

     Country Coordinators offer the Company's services at rates prescribed by the Company, and enforce standards for all advertising, promotional, and customer training materials relating to Telegroup's services that are used or distributed in the applicable country or region. Country Coordinators review all proposed marketing or advertising material submitted to them by the independent agents operating in their country or region and ensure such agents' compliance with the Company's standards and policies. The Company's agreements with its independent Country Coordinators typically have a two-year term and include an exclusivity provision restricting the County Coordinator's ability to offer competing telecommunication services. Such agreements typically entitle the Country Coordinator to an override based on a percentage of revenues collected by Telegroup from customers within the Country Coordinator's country or region, as well as a commission similar to the commission paid to independent agents with respect to customers obtained directly by the Country Coordinator. The Company's agreements with its Country Coordinators typically provide that the agents have no right to enter into any contract on Telegroup's behalf or to bind Telegroup in any manner not expressly authorized in writing.


ITEM 2.  PROPERTIES

     The Company leases certain office space under operating leases and subleases that expire at various dates through October 31, 2001, including the

Company's principal headquarters in Fairfield, Iowa. The principal offices currently leased or subleased by the Company are as follows:


                Location                   Square Footage   Lease Expiration
                --------                   --------------   ----------------
Fairfield, Iowa (Corporate Headquarters)       31,632         January 2001
Fairfield, Iowa (Various Offices)              35,000         Various
Coralville, Iowa (Network Operations Center)    7,200         October 2001
San Francisco, California                         850         January 31, 1998
Dusseldorf, Germany (Sales and
     Customer Service Office)                   2,100         April 1999
London, England (Sales and Customer
                  Service Office)               1,200         April 2001
Paris, France (Sales and Customer
                   Service Office)              1,600         September 1999

     The Company's switches in New York City, Australia, France, Japan, Hong Kong, the Netherlands, Denmark, Switzerland, Frankfurt, Milan and the U.K. are located in various facilities pursuant to separate colocation agreements. The Company's aggregate rent expense for its domestic and international operations, excluding costs relating to colocation agreements, was $1,423,104 in 1997.

ITEM 3.  LEGAL PROCEEDINGS

     The Company makes routine filings and is a party to customary regulatory proceedings with the FCC relating to its operations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's directors, executive officers and certain other officers as of March 15, 1998.

    Name                   Age                Position
   ------                  ----                ---------
Fred Gratzon                52        Chairman of the Board and Director
Clifford Rees               46        Chief Executive Officer and Director
Steven J. Baumgartner       46        President, Chief Operating Officer
                                        and Director
John P. Lass                47        Senior Vice President--Strategy and
                                        Business Development
Ronald B. Stakland          44        Senior Vice President--International
                                        Marketing and Operations and Director
Douglas A. Neish            42        Vice President--Finance, Chief Financial
                                        Officer, and Director
Stanley Crowe               52        Vice President--North America
Michael Lackman             46        Vice President--Intelligent Networks
Eric E. Stakland            45        Vice President--Global Carrier Services
Ronald L. Jackenthal        33        Vice President--North American Carrier
                                        Sales
Robert E. Steinberg         43        Vice President and General Counsel
Ellen Akst Jones            47        Vice President--Administration
Andrew Munro                37        Vice President--Revenue Systems
Steven W. Hathaway          49        Vice President--Enhanced Services
Sudhir Chadalavada          39        Vice President--Marketing
Thomas Brand                59        Vice President--Chief Technology Officer
Stan Bierbrier              45        Treasurer
J. Sherman Henderson III    54        Director
Rashi Glazer                49        Director


     FRED GRATZON, a co-founder of the Company, has served as Chairman of the Company's Board of Directors and a Director since its formation in 1989. Mr. Gratzon founded The Great Midwestern Ice Cream Company in Fairfield, Iowa, in 1979 and served as its Chairman from 1979 to 1988. Mr. Gratzon received a BA in fine arts from Rutgers University in 1968.

     CLIFFORD REES, a co-founder of the Company, has served as Chief Executive Officer and a Director of the Company since its formation in 1989. Prior to co-founding Telegroup, Mr. Rees was a co-founder of Amerex Petroleum Corporation, a multinational oil brokerage company. Mr. Rees has been a member of the Board of Directors of the Telecommunications Resellers Association (''TRA'') since its inception, and was the founding chairman of the TRA's International Resale Council, which advises the TRA Board of Directors on issues concerning the expansion of telecommunications resale throughout the world. Mr. Rees received a BA, summa cum laude, in biochemistry from Michigan State University in 1974.

     STEVEN J. BAUMGARTNER, President and Chief Operating Officer from February 1998, has served as a director of the Company since October 1997. Mr. Baumgartner served as Executive Vice President and Sector President Global Commercial Print for R.R. Donnelley & Sons Company (''R.R. Donnelley'') from 1995 to 1998. At R.R. Donnelley Mr. Baumgartner was responsible for all printing business outside the United States and is a member of R.R. Donnelley's five-person executive committee. Prior to that time, Mr. Baumgartner served as Executive Vice President of R.R. Donnelley responsible for strategy, communication, technology and human resources from 1993 to 1995. Prior to working at R.R. Donnelley, Mr. Baumgartner was co-founder and chief executive officer of FRC Management, Inc., a retirement concepts corporation, from 1991 to 1993.

     JOHN P. LASS served as Senior Vice President and Chief Operating Officer of the Company from January 1997 until January 1998 and is currently serving as Senior Vice President of Strategy and Business Development. Prior to joining the Company, from November 1987 through December 1996, Mr. Lass served as Director and President of Capital Management Partners, Inc., an NASD-registered broker-dealer firm. During the same period, Mr. Lass was also Director and President of Everest Asset Management, Inc., an investment management firm. From 1983 to 1987, Mr. Lass served as Investment Manager for the Zimmerman Capital Group and from 1982 to 1983, Mr. Lass was a consultant with the Boston Consulting Group. Mr. Lass received an MBA from Harvard Business School in 1982, where he graduated as a Baker Scholar. Mr. Lass received a BA from the University of Washington in 1972.

     RONALD B. STAKLAND has served as Senior Vice President of International Marketing and Operations of the Company since 1992 and as a Director since April 1997. Prior to joining the Company, Mr. Stakland was a broker for Prime Energy, Inc., an oil brokerage company from January 1988 to August 1992. Mr. Stakland received a BFA from the University of Minnesota in 1975.

     DOUGLAS A. NEISH has served as Vice President of Finance of the Company since November 1995, Treasurer from October 1996 to February 1998, and Chief Financial Officer and a Director since April 1997. From 1990 to 1995, Mr. Neish served as Deputy Treasurer for Canada Mortgage and Housing Corporation and from 1988 to 1990 as Vice President of Canada Development Investment Corporation (''CDIC''). Prior to his position with CDIC, from 1979 to 1988, Mr. Neish was employed by Export Development Corporation where he served in a number of positions including Senior Treasury Officer and Manager of Marketing. Mr. Neish received a BA from Acadia University, Nova Scotia, Canada in 1976 and an MBA from Dalhousie University, Nova Scotia, Canada in 1979.

     STANLEY CROWE has served as Vice President of North America of the Company since 1993. Prior to joining the Company, Mr. Crowe was a manager for Mall Network Services, a telecommunications consulting and management firm from 1990 to 1993. Prior to his position with Mall Network Services, Mr. Crowe served as Vice President of Marketing of Guild Investment Management, a national investment management firm, from 1988 to 1990 and President of Stanley Crowe & Associates (predecessor to Oakwood Corp.), a real estate development and brokerage firm, from 1979 to 1986. Mr. Crowe received a BA from the University of California in 1968.

     Michael Lackman has served as Vice President of Intelligent Networks of the Company since 1994. Mr. Lackman served as Senior Manager at MCI from 1991 to 1994, where he was responsible for managing global development projects for MCI and its alliance partners. From 1988 to 1991, Mr. Lackman was development manager for Computer Associates, Inc. From 1980 to 1988, Mr. Lackman was a consultant with the Resource Consulting Group. From 1978 to 1980, he served as a system administrator with the California Institute of Technology. He received his BS in Computer Science from the University of Oregon in 1975.

     ERIC E. STAKLAND has served as Vice President of Global Carrier Services since 1995. Prior to joining the Company, Mr. Stakland was Chief Executive Officer of Impact Solutions, Inc. (also known as Fiberflex, Inc.), a golf club manufacturing and marketing company based in Fairfield, Iowa, from July 1993 to October 1994. Prior to May 1993, Mr. Stakland was Chief Operating Officer of USA Global Link, a telecommunications company. Mr. Stakland received a BSCI from Maharishi European Research University in 1983 and an MBA from Maharishi University of Management in 1985.

     RONALD L. JACKENTHAL has served as Vice President of North American Carrier Sales since May 1997. Prior to joining the Company, Mr. Jackenthal served as National Director, Carrier Sales for Cable & Wireless, Inc., the U.S. subsidiary of Cable & Wireless, PLC. Beginning in 1987, Mr. Jackenthal held various positions at Cable & Wireless, including Manager Carrier Sales from 1993 to 1995 and National Manager, Major Accounts, from 1990 to 1993. Mr. Jackenthal received a B.A. from the University of Florida in 1987.

     ROBERT E. STEINBERG has served as Vice President and General Counsel of the Company since June 9, 1997. Prior to joining the Company, Mr. Steinberg served from 1988 to May 1997 as Managing Partner of the Washington, D.C. office of Porter, Wright, Morris & Arthur (a 250 attorney law firm based in Ohio). Mr. Steinberg served from 1983 to 1986 as Special Assistant to U.S. Attorney General William French Smith and as Special Litigation Counsel at the U.S. Department of Justice. Mr. Steinberg is the author of five books and thirty articles on regulatory and litigation topics, including in law journals at Yale and Columbia law schools. Mr. Steinberg received a B.A. in 1976 and J.D. in 1979 from Washington University.

     ELLEN AKST JONES has served as the Company's Vice President of Administration and Director of Human Resources since August 1997. Prior to joining the Company, Ms. Jones ran a private law practice in Fairfield, Iowa from 1992 to 1997. Prior to that time, Ms. Jones served as an Associate Professor of Law and Government and Dean of Maharishi International University

College of Natural Law in Washington, DC, an Associate Counsel to the United States Senate for the Senate Committee on Human Resources and an Assistant General Counsel for the United States Conference of Mayors and Assistant Attorney General of Texas. Ms. Jones received a B.A. and a J.D. from the University of Pennsylvania in 1970 and 1974, respectively. Ms. Jones is admitted to practice in Iowa and before the United States Supreme Court.

     ANDREW MUNRO has served as the Company's Vice President of Revenue Systems since September 1997. Prior to joining the Company, Mr. Munro held positions with MCI in its Engineering and Information Technologies divisions, where he was responsible for architectural definitions, design, and implementation of multiple custom billing applications. Mr. Munro received a B.S. in Political Science from Charter Oak College in 1988.

     STEVEN W. HATHAWAY has served as the Company's Vice President of Enhanced Services since August 1997 and, previously, as the Company's Director of Enhanced Services from September 1994 to July 1997. Prior to joining the Company, Mr. Hathaway co-founded and served as Vice President of Marketing for Keyboard Advancements. Prior to that time, Mr. Hathaway served as Vice President of Sales and Marketing for Laser's Edge and as a Product and Marketing Manager for Computer Associates. Mr. Hathaway received a BA from Rutgers University in 1971.

     SUDHIR CHADALAVADA has served as the Company's Vice President of Marketing since February 1998. He first joined the Company in October 1997 as marketing consultant for international marketing and new business development. Previously, he served as Senior Manager of the micro computer and logic division of Toshiba, America, Inc., with profit and loss responsibility for $60 million in annual revenues. Prior to that, he co-founded and served as Chief Operating Officer of Stellar Solutions, Inc., where he established and implemented successful marketing and sales strategy in emerging multimedia and Internet markets.

     THOMAS BRAND joined the Company as Vice President and Chief Technology Officer in March, 1998, after 27 years of diversified engineering and telecommunications experience in managing the design, development, production and implementation of telecommunications systems and networks. Prior to joining the Company, Mr. Brand was Executive Director of Strategic Accounts Engineering at MCI since 1986. Prior to that time, he was a Director of Service Engineering and Network Engineering for Satellite Business Systems.
He retired from the United States Air Force in 1980 after holding positions of Director of Joint Tactical Communications Programs and Director of AF Satellite Communications Program.

     STAN BIERBRIER has served as Treasurer since February 1998, and previously was Director of Treasury for the Company from 1997 to 1998. Prior to joining the Company, Mr. Bierbrier served from 1993 to 1996 as Senior Business Analyst at AIT where he was responsible for all financial aspects of a large-scale business process re-engineering and systems automation project for a Government agency. Mr. Bierbrier held various positions at Telesat from 1987 to 1993, including Venture Development Manager and Director of MediaSat Services.

     J. SHERMAN HENDERSON III has served as a director of the Company since October 1997 and has served as President and CEO of UniDial Communications from 1993 to the present. Prior to that, Mr. Henderson was employed by US Network where he served as a regional telecommunications distributor for American Centrex beginning in 1989. Mr. Henderson currently serves as Chairman of the Telecommunications Resellers Association's Board of Directors. Mr. Henderson has over 35 years of business experience in sales, marketing, management and company ownership.

     RASHI GLAZER has served as a director of the Company since October 1997 and has served on the faculty of the Walter A. Haas School of Business, University of California, Berkeley and Co-Director of the Berkeley Center for Marketing and Technology from 1992 to the present. Prior to that time, Mr. Glazer served on the faculty of the Columbia University Graduate School of Business.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The Common Stock was initially offered to the public on July 9, 1997 at a price of $10.00 per share and commenced trading on the Nasdaq National Market on that date under the symbol ''TGRP.'' The following table sets forth, for the calendar period indicated, the high and low sale prices per share for the Common Stock, as reported on the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

Calendar Year 1997                                 High       Low
------------------                               -------    ------
Third Quarter, July 9-September 30, 1997         $13 3/4    $8 7/8
Fourth Quarter, October 1-December 31, 1997      $15 1/4    $9 3/4

     On March 25, 1998 the last sale price of the Common Stock as reported by Nasdaq National Market was $19.875 per share. As of March 25, 1998, there were approximately 76 shareholders of record.

     The Company has paid no cash dividends since 1996. The Company currently intends to retain all future earnings for use in the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment in the future of any cash dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the earnings, capital requirements and financial position of the Company, existing and/or future loan covenants and general economic conditions.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial information for the Company for the years ended December 31, 1995, 1996 and 1997, which have been derived from the Company's audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K, and for the years ended December 31, 1993 and 1994, which have been derived from audited consolidated financial statements of the Company which are not included herein. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

                                                   Year Ended December 31,

                                      1993       1994       1995       1996
  1997
                                     -----       ----       ----       ----
  ----
                                 (in thousands, except per share and other
operating data)
Statement of Operations Data:

Revenues:
     Retail                        $  29,790  $ 68,714   $ 128,139   $ 179,147
$ 225,023
     Wholesale                             -         -          98      34,061
  112,409
                                   ---------- ---------   --------
----------  --------
Total revenues                        29,790    68,714     129,119     213,208
  337,432
Cost of revenues                      22,727    49,513      83,101     150,537
  255,741
                                   ---------- ---------   --------
----------  ---------
Gross profit                           7,063    19,201      46,018      62,671
   81,691
Operating expenses:
     Selling, general and
       administrative                  7,341    19,914      39,222      59,652
   88,177
     Depreciation and amortization       172       301         655       1,882
    4,995
     Stock option based compensation       -         -           -       1,032
      342
                                     -------    ------      ------    --------
  -------
Total operating expenses               7,513    20,215      39,877      62,566
   93,514
Operating income (loss)                 (450)   (1,014)      6,141         105
  (11,823)
Extraordinary item, loss on
 extinguishment of debt, net
 of income taxes                           -         -           -           -
    9,971
Net earnings (loss)                     (707)     (538)      3,821
(118)   (23,725)
                                     --------  --------     ------
---------   --------
                                     --------  --------     ------
---------   --------
Basic and diluted earnings (loss)
  per share (1)                         (.03)     (.02)        .16
(.00)      (.84)
Weighted-average number of
  common shares (in thousands)-
  basic and diluted                   24,652    24,652      24,652      25,091
   28,324

OTHER FINANCIAL DATA:

EBITDA(2)                          $   (278)  $   (577)  $   6,994   $   2,990
$  (6,799)
Net cash provided by (used in)
   operating activities                 924      1,364       5,561       4,904
  (12,826)
Net cash (used in) investing
   activities                          (765)      (700)     (2,818)
(11,262)   (42,486)
Net cash (used in) provided by
   financing activities                 (10)       957        (115)     15,924
  115,630

Ratio of earnings to fixed charges(5)                                      .84
        -
Capital expenditures                    449      1,056       2,652       9,068
   20,768
Dividends declared per common share       -          -         .02         .02
        -


OTHER OPERATING DATA:

Retail customers(3):
     Domestic (US)                     7,021    16,733      17,464      34,294
   54,266
     International                     5,301    28,325      56,156     109,922
  156,520
Wholesale customers(4)                     0         0           4          18
       28
Number of employees                       97       217         296         444
      667
Number of switches                         1         2           3           7
       21

BALANCE SHEET DATA:

Cash and cash equivalents          $     342  $  1,963   $   4,591   $  14,155
$  95,317
Current working capital                 (629)   (2,171)       (478)      9,659
   91,953
Property & equipment, net                948     2,165       3,979      11,256
   27,913
                                   ---------- ---------   ---------  ---------
 --------
Total assets                           7,677    17,537      33,576      65,956
  193,758

Long term debt, less
  current portion                          -         -           -      11,217
  101,451
Total shareholders' equity               389      (149)      3,147      13,363
   30,263

(1) Net earnings (loss) per common share for the years ended December 31, 1993, 1994, 1995, 1996, and 1997 is based on the weighted average number of common shares outstanding pursuant to the requirements of Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE. As a result of the Company's recent initial public offering, Securities and Exchange Commission Staff Accounting Bulletin No. 98, EARNINGS PER SHARE (SAB No. 98), was considered in the calculation of earnings per share ("EPS"). Pursuant to SAB No. 98, issuances of common stock, options, warrants and other potentially diluted securities for nominal consideration (Nominal Issuances) are included in the calculation of
  EPS, as if they were outstanding for all of the pre-initial public offering periods in the manner of a stock split for which retroactive restatement is required. The Company believes that there were no Nominal Issuances during the periods presented in the accompanying financial statements.
(2) EBITDA represents net earnings (loss) plus net interest expense (income), income taxes, depreciation and amortization, non-cash stock option based compensation and the extraordinary loss on the extinguishment of debt. While EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for net earnings (loss) as a measure of performance, or cash flow as a measure of liquidity, it is included herein because it is a measure commonly used in the telecommunications industry.
(3) Consists of retail customers who received invoices for the last month of the period indicated. Does not include active international customers who incurred charges in such month but who had outstanding balances as of the last day of such month in an amount at which the Company does not render invoices in such instances.
(4) Consists of wholesale customers who received invoices for the last month of the applicable period indicated.
(5) The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. For this purpose, earnings consists of income from continuing operations, before income taxes and fixed charges of the Company. Fixed charges consist of the Company's interest expense and the portion of rent expense representative of an interest factor. For the years ended December 31, 1996 and 1997, earnings were inadequate to cover fixed charges. The dollar amount of the coverage deficiency was $125,770 and $14,330,321, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

     Telegroup is a rapidly growing global telecommunications company providing high quality, competitively priced, international and domestic long distance telecommunications services. The Company established an early presence in key European, Asia-Pacific and Latin American markets in order to capitalize on the market opportunity presented by full deregulation and the telecommunications industry. The Company offers a broad range of international, national, value-added wholesale and enhanced telecommunications services to approximately 220,000 small and medium-sized business, residential and wholesale customers (those that incurred charges in February 1998 and were invoiced) providing service to over 200 countries. Telegroup has achieved its significant international market penetration by developing what it believes to be one of the most comprehensive sales, marketing and customer service organizations in the global telecommunications industry. The Company operates a reliable, flexible, cost-effective, digital, facilities-based network (the ''Telegroup Intelligent Global Network(R)'' or ''TIGN''). The TIGN is one of the largest alternative global telecommunications networks and consists of 21 Nortel DMS and Excel LNX switches, five enhanced services platforms, 19,000 miles of owned and leased capacity on nine digital fiber-optic cable links, leased parallel data capacity and the Company's Network Operations Centers in Iowa City, Iowa. Telegroup's revenues have increased from $29.8 million in 1993 to $337.4 million in 1997. In 1993, the Company had an operating loss of $0.5 million and a net loss of $0.7 million, compared to an operating loss of $11.8 million and a net loss of $23.7 million in 1997.

     Incorporated in 1989, Telegroup was one of the first resellers of AT&T's Software Defined Network and Distributed Network Service long distance services. The Company derived its initial growth by aggregating long distance services to individuals and small businesses in the U.S. in order to fulfill large volume commitments to AT&T. In early 1993, Telegroup initiated call reorigination service in certain countries in Western Europe and the Pacific Rim. By 1994, more than one half of Telegroup's retail customers were located outside the United States. At December 31, 1997, the Company had approximately 54,000 active retail customers within the United States and approximately 157,000 active retail customers outside the United States. The Company's network currently includes switches located in Australia, Denmark, France, Germany, Hong Kong, Italy, Japan, the Netherlands, Switzerland the U.K. and the U.S., and leased and owned transmission facilities, enabling the Company to offer a variety of enhanced telecommunications services.

     The Company has attained positive EBITDA (as defined in ''Selected Financial Data'') and net earnings in only one of the last five years--1995. The Company expects to incur lower gross margins, negative EBITDA and significant operating losses and net losses for the near term as it incurs additional costs associated with the development and expansion of the TIGN, the expansion of its marketing and sales organization, and the introduction of new telecommunications services. As the development and expansion of the TIGN continues and the Company attracts customers to its new Telegroup Spectra and Telegroup Global Access Direct services, the Company expects that its gross margins, EBITDA, and operating and net income will improve. However there can be no assurance that this will be the case.

     Telegroup's revenues are derived from the sale of telecommunications services to retail customers, typically residential users and small to medium-sized businesses worldwide and to wholesale customers, typically other U.S. and non-U.S. telecommunications carriers. The Company's revenues from retail and wholesale customers represented 67% and 33%, respectively, of the Company's total revenues for the year ended December 31, 1997. The Company's retail customer base is diversified both geographically and by customer type. No single retail customer accounted for more than 1% of the Company's total revenues for the years ended December 31, 1996 and 1997. Revenues from the Company's wholesale customers have grown from $1.0 million in 1995, the first year in which the Company derived revenues from wholesale customers, to $112.4 million for the year ended December 31, 1997. For the year ended December 31, 1997, one wholesale customer in Hong Kong accounted for approximately 13% of the Company's total revenues. See ''Business--Customers.''

     The FCC has adopted certain measures to implement the 1996 Telecommunications Act that will impose new regulatory requirements, including the requirement that the Company contribute some portion of its telecommunications revenues to a ''universal service fund'' designated to fund affordable telephone service for consumers, schools, libraries and rural healthcare providers. These contributions will become payable beginning in 1998 for all interexchange carriers. Although the FCC has not determined the precise amount of the contribution, the Company estimates at this time that it will constitute approximately 4% of its gross revenues from domestic end-user customers. It is currently anticipated that the Company will add a separate line item to its invoices to charge customers for this contribution.

     The following chart sets forth the Company's combined retail and wholesale revenues for the year ended December 31, 1997 for each of the Company's ten largest markets, determined by customers' billing addresses:

                               Year Ended
                          December 31, 1997        Percentage of
         Country                Revenues           Total Revenues
         -------          ------------------       ---------------
                               (Millions)

      United States              $124.2                  36.8%
      Hong Kong                    54.6                  16.2
      Netherlands                  21.5                   6.4
      Australia                    15.3                   4.5
      France                       13.9                   4.1
      Switzerland                  12.7                   3.8
      Germany                      11.4                   3.4
      Sweden                        8.7                   2.6
      Japan                         7.0                   2.1
      Denmark                       5.9                   1.7

    During calendar year 1997, the geographic origin of the Company's revenues was as follows: United States-36.8%; Europe-28.6%; Pacific Rim-25.4%; Other-9.2%. The Company has developed its wholesale carrier business, which accounted for 33% of revenues for the year ended December 31, 1997 compared to 16% for the year ended December 31, 1996, primarily by serving wholesale customers in the U.S. and the Pacific Rim. In addition, the Company has expanded its Country Coordinator offices and retail marketing activities primarily in its core markets, six of which are located in Western Europe, and three in the Pacific Rim. The Company believes that, because its core markets comprised approximately 64% of the total global long distance telecommunications market in 1996, according to TeleGeography, the U.S., Europe, and Pacific Rim regions will continue to comprise the bulk of the Company's revenues.

     The Company believes its retail services are typically competitively priced below those of the ITO in each country in which the Company offers its services. Prices for telecommunications services in many of the Company's core markets have declined in recent years as a result of deregulation and increased competition. The Company believes that worldwide deregulation and increased competition are likely to continue to reduce the Company's retail revenues per billable minute. The Company believes, however, that any decrease in retail revenues per minute will be at least partially offset by an increase in billable minutes by the Company's customers, and by a decreased cost per billable minute as a result of the expansion of the TIGN and the Company's ability to use least cost routing in additional markets.

     Factors that may affect the Company's revenue growth include competitive responses from ITOs and alternative service providers in the international markets in which the Company operates, legal and regulatory changes, and the availability of interconnection and transmission capacity. While deregulation may enable the Company to own and operate network facilities in a country, the Company may experience reduced revenue growth during the initial stages of deregulation. One example is the European Economic Community market where traditional call reorigination, which was once competitive, became less competitive as deregulation was implemented and prices were adjusted by the ITOs. The ability of the Company to install facilities and network in core European markets enabled the provision of a superior call-through service to replace or supplement traditional call reorigination, but during the transition in services, growth in the revenues of many of the core markets often remained flat or declined for a period before resuming growth. For 1998, the Company expects significant change in the operating and regulatory conditions of its core markets internationally for its retail and wholesale services, and therefore expected revenue growth could be affected by sudden or unanticipated consequences of competitive responses and regulatory change.
For example, the Company has significant wholesale business in the Hong Kong market, where an unanticipated acceleration in deregulation was announced by the Hong Kong government. The Hong Kong government agreed to compensate HKTI for the early termination of HKTI's exclusive license on January 1, 1999 to operate an international gateway and on January 1, 2000 to provide international circuits. The change in regulations will create a transition which may have a material adverse effect on the carrier-level call-reorigination service provided by the Company in that market, which constitutes a significant proportion of the Company's revenue base. However, as a result of such deregulation, the Company will be able to provide a wide range of international wholesale, retail and value-added telecommunications services to new and existing customers in Hong Kong that were previously prohibited. The current atmosphere of uncertainty, changes in customer relationships, and the ability to remain price competitive may have a material adverse effect on the Company's revenues.

     For the years ended December 31, 1996 and 1997, 83.8% and 74.4%, respectively, of the Company's retail revenues were derived from Telegroup Global Access CallBack services. As the Company's Telegroup Global Access Direct and Telegroup Spectra service is provided to customers currently using traditional call-reorigination services, the Company anticipates that revenue derived from Telegroup Global Access Direct and Telegroup Spectra will increase as a percentage of retail revenues. However, the Company expects to continue to market its Telegroup Global Access CallBack service in markets not served by the TIGN and to use transparent call-reorigination as an alternative routing methodology for its Telegroup Global Access Direct and Telegroup Spectra customers where appropriate.

     Historically, the Company has not been required to collect VAT (typically 15% to 25% of the sales price) on call-reorigination services provided to customers in the EU because prior laws deemed such services to be provided from the U.S. However, Germany and France have adopted rules whereby, as of January 1, 1997, telecommunications services provided by non-EU based firms are deemed to be provided where the customer is located. Since April 1, 1997, Austria, Belgium, Denmark, Finland, Greece, Ireland, Italy, Luxembourg, Spain, the Netherlands, Portugal, Sweden and the United Kingdom have imposed VAT on telecommunications services provided by non-EU based companies.

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

     The Company generally realizes higher gross margins from its retail services than from its wholesale services. Wholesale services, however, provide a source of additional revenue and add significant minutes originating and terminating on the TIGN, thus enhancing the Company's purchasing power for leased lines and switched minutes and enabling it to take advantage of volume discounts. The Company also generally realizes higher gross margins from direct access services than from call-reorigination. The Company expects its gross margins to continue to decline in the near term as a result of increased wholesale revenues as a percentage of total revenues. In addition, the Company intends to reduce prices in advance of corresponding reductions in transmission costs in order to maintain market share while attracting new customers and completing the migration of customers from traditional call-reorigination to Telegroup Spectra and Telegroup Global Access Direct. The Company then expects gross margins to improve as the volume and percentage of traffic originated, transmitted and terminated on the TIGN increases and cost of revenues is reduced. The Company's overall gross margins may fluctuate in the future based on its mix of wholesale and retail long distance services and the percentage of calls using direct access as compared to call-reorigination, any significant long distance rate reductions imposed by ITOs to counter external competition, and any risks associated with the Company agreeing to minimum volume contracts and not achieving the volume necessary to meet the commitments.

     Operating expenses include: (i) selling, general and administrative expenses; (ii) depreciation and amortization; and (iii) stock option based compensation.

     Selling, general and administrative expenses include: (i) selling expenses; (ii) general and administrative expenses; and (iii) bad debt expense. Selling expenses are primarily sales commissions paid to internal salespersons and independent agents, the primary cost associated with the acquisition of customers by the Company. The Company's decision to use independent agents to date has been primarily driven by the low initial fixed costs associated with this distribution channel, and the agents' familiarity with local business and marketing practices. The Company strives to reduce its customer acquisition costs where possible by acquiring successful independent agents and by developing its internal sales and customer service operations in countries where there is sufficient market penetration. Sales commissions have increased over the past three years as the Company's business has expanded. The Company anticipates that, as revenues from the Telegroup Global Access Direct, Telegroup Spectra, and wholesale carrier services increase relative to its existing services, selling expense will decline as a percentage of revenue, because of the generally lower commission structure associated with these services.

     The general and administrative expense component includes salaries and benefits, other corporate overhead costs and costs associated with the operation and maintenance of the TIGN. These costs have increased due to the development and expansion of the TIGN and corporate infrastructure. The Company expects that general and administrative expenses may increase as a percentage of revenues in the near term as the Company incurs additional costs associated with the development and expansion of the TIGN, the expansion of its marketing and sales organization, and the introduction of new telecommunications services.

     The Company spends considerable resources to collect receivables from customers who fail to make payment in a timely manner. While the Company continually seeks to minimize bad debt, the Company's experience indicates that a certain portion of past due receivables will never be collected, and that such bad debt is a necessary cost of conducting business in the telecommunications industry. Expenses attributable to the write-off of bad debt represented approximately 3.1%, 2.4% and 2.5% of revenues for the years ended December 31, 1995, 1996 and 1997, respectively. In addition to uncollectible receivables, the telecommunications industry has historically been exposed to a variety of forms of customer fraud. The TIGN and the Company's billing systems are designed to detect and minimize fraud, where practicable, and the Company continuously seeks to enhance and upgrade its systems in an effort to minimize losses as it expands into new markets.

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

     Depreciation and amortization expense primarily consists of expenses associated with the depreciation of assets, amortization of goodwill derived from business combinations and the amortization of debt issuance costs associated with the private placement of the Company's Senior Subordinated Notes in November 1996.

     Stock option based compensation expense results from the granting of certain non-qualified and performance based options to employees at exercise prices below that of fair market value at the date of grant or when specified performance criteria have been met. As a result of certain non-qualified stock option grants during 1996, the Company incurred stock option based compensation expense of $342,000 in 1997 and expects to incur stock option based compensation expense of $342,000 and $283,000 in 1998 and 1999, respectively.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenues.

PERCENTAGE OF REVENUES

                                              Year Ended December 31,
                                             1995       1996     1997
                                             ----       ----     ----
Revenues.................................   100.0%     100.0%   100.0%
Cost of revenues.........................    64.4       70.6     75.8
Gross profit.............................    35.6       29.4     24.2
Operating expenses:
   Selling, general and administrative...    30.4       28.0     26.1
   Depreciation and amortization.........     0.5        0.8      1.5
   Stock option based compensation              -        0.5      0.1
Total operating expenses.................    30.9       29.3     27.7
Operating income (loss)..................     4.7        0.1     (3.5)
Income tax benefit (expense).............    (2.0)       0.0      0.2
Extraordinary item, loss on
   extinguishment of debt, net of
   income taxes..........................       -          -     (3.0)
Net earnings (loss)......................     3.0       (0.1)    (7.0)

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     REVENUES.   Revenues increased 58.3%, or $124.2 million, from $213.2
million in the year ended December 31, 1996, to $337.4 in the year ended December 31, 1997. This increase was primarily due to growth in international and domestic retail sales and international and domestic wholesale revenues. Wholesale revenues increased from $34.1 million, or 16.0% of total revenues in the year ended December 31, 1996, to $112.4 million or 33.3% of revenues for the year ended December 31, 1997.

     COST OF REVENUES.   Cost of revenues increased 69.9%, or $105.2 million,
from $150.5 million in the year ended December 31, 1996 to $255.7 million in the year ended December 31, 1997. As a percentage of revenues, cost of revenues increased from 70.6% to 75.8%, primarily as a result of a larger percentage of lower margin wholesale revenues, the competitive price effects of deregulation in certain of the Company's core markets, such as France and the Netherlands, in advance of corresponding carrier cost declines, and the further addition of fixed recurring costs associated with the expansion of the network

     OPERATING EXPENSES.   Operating expenses increased 49.4%, or $30.9
million, from $62.6 million in the year ended December 31, 1996, to $93.5 million in the year ended December 31, 1997, primarily as a result of an increase in the number of employees necessary to provide network and systems development and support, customer service, billing, collection and accounting support, as well as increased sales commissions related to revenue growth. Other contributing factors were bad debt, depreciation and amortization, as discussed below. As a percentage of revenues, operating expenses decreased 1.6% from 29.3% in the year ended December 31, 1996, to 27.7% in the year ended December 31, 1997.

     BAD DEBT.   Bad debt expense increased from $5.1 million, or 2.4% of
revenues in the year ended December 31, 1996, to $8.5 million, or 2.5% of revenues, in the year ended December 31, 1997. The increase in bad debt expense as a percentage of revenues in the year ended December 31, 1997, was due primarily to the write-off of accounts receivable for services rendered to a single domestic customer during the first quarter of 1997. Services to this customer were discontinued.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased from $1.9 million in the year ended December 31, 1996, to $5.0 million in the year ended December 31, 1997, primarily due to increased capital expenditures incurred in connection with the development and expansion of the TIGN during the year ended December 31, 1997, as well as amortization expenses associated with intangible assets.

     OPERATING INCOME.   Operating income decreased by $11.9 million, from
$0.1 million in the year ended December 31, 1996, to $(11.8) million in the year ended December 31, 1997, primarily as a result of the foregoing factors.

     EXTRAORDINARY ITEM.   The Company recorded an extraordinary item, loss on
extinguishment of debt, of approximately $10.0 million, net of tax, in the third quarter of 1997 resulting from the prepayment of the Senior Subordinated Notes.

     NET LOSS.   Net loss increased approximately $23.6 million, from $0.1
million in the year ended December 31, 1996, to $23.7 million in the year ended December 31, 1997. The increase was attributable to lower operating income, a $2.0 million increase in net interest expense, a $0.5 million increase in foreign currency transaction losses and an extraordinary charge of $10.0 million for loss on early extinguishment of debt. The foreign currency transaction losses resulted primarily from a strengthening of the US Dollar in such period versus foreign currencies in which the Company had unhedged positions.

     EBITDA. EBITDA decreased from $3.0 million in the year ended December 31, 1996, to $(6.8) million in the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     REVENUES.   Revenues increased 65.1%, or $84.1 million, from $129.1
million in 1995 to $213.2 million in 1996. The increase in revenues was due primarily to an increase in billed customer minutes from the domestic and international call-reorigination distribution channels and the first full year of wholesale carrier operations. Revenues from international and domestic retail call service usage increased by 39.8%, or $51.0 million, from $128.1 million in 1995 to $179.1 million in 1996. Revenues from wholesale carrier service usage increased by $33.1 million, from $1.0 million in 1995 to $34.1 million in 1996. The wholesale revenue growth is largely the result of a significant increase in traffic utilization from one international carrier, using carrier level, value-added call-reorigination to service its market more competitively.

     COST OF REVENUES.   Cost of revenues increased 81.1%, or $67.4 million,
from $83.1 million in 1995, to $150.5 million in 1996. The increase in cost of revenues was attributable primarily to increased traffic being handled by the

Company and increased costs associated with the expansion of the TIGN. The increase in cost of revenues as a percent of revenues was attributable primarily to the greater increase in the wholesale business as a percentage of revenues. Other factors contributing to the increase in cost of revenues as a percent of revenues included volume discounts to one large wholesale customer in the fourth quarter of 1996, traffic rerouting penalties associated with certain wholesale carrier traffic that exceeded the capacity of the Company's network in the first two months of the fourth quarter; certain rate reductions to customers in the U.S., Japan and France ahead of corresponding carrier cost declines and the addition of fixed access costs associated with the expansion of the TIGN.

     The cost of revenues as a percentage of total revenues increased from 64.4% in 1995 to 70.6% in 1996. Of the contributing factors identified above, increases in wholesale business accounted for 3.0%, volume discounts being offered accounted for 1.0% and rate reductions to customers in advance of corresponding rate decreases from carriers and other factors accounted for the additional 2.2% of the difference.

     GROSS PROFIT.   Gross profit increased 36.3%, or $16.7 million, from
$46.0 million in 1995 to $62.7 million in 1996. As a percentage of revenues, gross profit decreased from 35.6% in 1995 to 29.4% in 1996.

     OPERATING EXPENSES.   Operating expenses increased 56.9%, or $22.7
million, from $39.9 million in 1995 to $62.6 million in 1996. This increase was primarily due to greater employee and contract employee costs, professional fees for network and operating systems developers and legal, financial and accounting costs associated with the development of the TIGN and the supporting information and financial systems. From 1995 to 1996, the Company's staff levels grew from 296 full and part time positions to 444 full and part time positions, representing a 50.0% increase in the number of employees. Growth was mainly in the professional category, with the hiring of additional telecommunications technicians and programmers, and finance and accounting professionals.

     Bad debt expense increased $1.1 million, from $4.0 million in 1995, to $5.1 million in 1996. As a percentage of revenues, bad debt expense decreased from 3.1% in 1995 to 2.4% in 1996, primarily as a result of improvements in the Company's collections systems and procedures.

     Depreciation and amortization increased $1.2 million, from $0.7 million in 1995, to $1.9 million in 1996. The increase in depreciation and amortization is primarily attributable to increased capital expenditures incurred in connection with the development and expansion of the TIGN and amortization of goodwill associated with: (i) the acquisition of the operations of the Company's Country Coordinator in France in August 1996; and
(ii) expenses incurred by the Company in connection with the private placement of its Senior Subordinated Notes in November 1996.

     The Company also incurred a non-cash stock option based compensation expense of $1.0 million in the fourth quarter of 1996, resulting from the grant of non-qualified and performance base stock options to certain employees.

     As a percentage of revenues, operating expenses decreased from 30.9% in 1995 to 29.3% in 1996, as the additional costs and expenses were more than offset by increased revenues during the period.

     OPERATING INCOME.   Operating income decreased by $6.0 million, from $6.1
million in 1995 to $0.1 million in 1996. As a percentage of revenues, operating income decreased from 4.7% in 1995 to 0.1% in 1996, for the reasons discussed above.

     INTEREST EXPENSE.   Interest expense increased from $0.1 million for 1995
to $0.6 million for 1996, an increase of $0.5 million. The increase is directly attributable to the increase in long-term indebtedness during 1996.

     NET EARNINGS (LOSS).   Net earnings decreased $3.9 million from $3.8
million in 1995 to $(0.1) million in 1996.

        EBITDA.   EBITDA decreased from $7.0 million in 1995, to $3.0 million in 1996.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                 First       Second       Third     Fourth
          1996                  Quarter      Quarter     Quarter    Quarter
          ----                  --------     -------     -------    --------
Revenues                      $43,350,540  47,276,416  57.151,685  65,428,868
Cost of Revenues               27,741,329  32,199,361  40,853,396  49,742,773
                               ----------  ----------  ----------  ----------
Gross Profit                   15,609,211  15,077,055  16,298,289  15,686.095
                               ----------  ----------  ----------  ----------
Net earnings (loss)             1,387,527     358,651     303,374  (2,167,874)
                               ----------  ----------  ----------  -----------
                               ----------  ----------  ----------  -----------
Basic and diluted net
  earnings (loss)                    0.06        0.01        0.01       (0.08)
                               ----------  ----------  ----------  -----------
                               ----------  ----------  ----------  -----------

                                 First       Second       Third     Fourth
          1997                  Quarter      Quarter     Quarter    Quarter
          ----                  --------     -------     -------    --------
Revenues                      $74,095,777  80,061,005  84,321,304  98,954,326
Cost of Revenues               53,282,940  59,113,863  61,876,405  81,467,470
                              -----------  ----------  ----------  ----------
Gross Profit                   20,812,837  20,947,142  22,444,899  17,486,856
Earnings (loss) before
  extraordinary item             (277,012) (1,010,686) (1,561,160)(10,904,937)
                              -----------  ----------  ----------  ----------
Net earnings (loss)              (277,012) (1,010,686) (1,561,160)(10,904,937)
Basic and diluted earnings
 (loss) per common share
  before extraordinary item         (0.01)      (0.04)      (0.05)      (0.35)
                              ------------  ----------  ----------  ----------
Extraordinary item                      -           -       (0.33)          -
Basic and diluted net
  earnings (loss)                   (0.01)      (0.04)      (0.38)      (0.35)
                               ----------  ----------  ----------  -----------
                               ----------  ----------  ----------  -----------

In the fourth quarter of 1997, the Company increased its valuation allowance to equal the net deferred tax assets at December 31, 1997, including an allowance for the net deferred tax assets of $908,219 at September 30, 1997. The effect of this adjustment in the fourth quarter was an increase in the net loss by $0.03 per common share.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's capital requirements have consisted of capital expenditures in connection with the acquisition and maintenance of switching capacity and funding of accounts receivable and other working capital requirements. The Company's capital requirements have been funded primarily by funds provided by operations, term loans and revolving credit facilities from commercial banks, and by capital leases. The Company may require additional capital to develop and expand the TIGN, open new offices, introduce new telecommunications services, upgrade and/or replace its management information systems, fund its acquisition plans, and fund its anticipated operating losses and net cash outflows in the near term. In addition, the implementation of the Company's strategy to develop an ATM-based network is dependent on, among other things, the ability of the Company to obtain additional financing. The Company may seek to raise such additional capital from public or private equity and/or debt sources. There can be no assurance that the Company will be able to obtain the additional financings or if obtained, that it will be able to do so on a timely basis or on terms favorable to the Company.

     The Company currently anticipates entering into a new credit facility for available borrowings in an amount not expected to exceed $20 million with a bank or other financial institution.

     In July, the Company completed an IPO, issuing 4 million shares at a price to the public of $10 per share, yielding $40 million of gross proceeds. In August, an additional 450,000 shares were issued pursuant to the exercise of the underwriters' over-allotment option, yielding an additional $4.5 million of gross proceeds. The net proceeds to the Company from the IPO (including the over-allotment issue), after fees and other expenses, were approximately $39.8 million. Approximately $8.6 million has been used as of December 31, 1997 to expand the TIGN, including the purchase of 60% of the stock of PCS Telecom, Inc.; approximately $12.9 million was used for prepayment of the outstanding $20 million in Senior Subordinated Notes. The Company expects that an additional $17.2 million will be used to further expand the TIGN and the balance, $1.1 million, will be used for working capital.

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

     On September 30, 1997, the Company consummated a private placement of $25 million aggregate principal amount of Convertible Notes. The Convertible Notes are eligible for resale under Rule 144A of the Securities Act. The net proceeds to the Company from the issuance of the Convertible Notes were approximately $24.1 million and approximately $15.0 million of such net proceeds were used to repay all amounts outstanding under the Revolving Credit Facility. Unless redeemed by the Company previously, the Convertible Notes are convertible into Common Stock of the Company at the conversion price of $12 per share.

     On October 23, 1997, the Company consummated a private placement of $97 million aggregate principal amount at maturity of its Senior Discount Notes, receiving gross proceeds of approximately $72.1 million. The Senior Discount Notes will accrete in value from the date of issuance to May 1, 2000, at a rate of 10 1/2% per annum, compounded semi-annually. Cash interest on the Senior Discount Notes will neither accrue nor be payable prior to May 1, 2000. Commencing May 1, 2000, interest will be payable in cash on the Senior Discount Notes semi-annually in arrears on each May 1, and November 1, at a rate of 10 1/2% per annum. The Senior Discount Notes will mature on November 1, 2004. On March 4, 1998, all of the privately placed Senior Discount Notes were exchanged for Senior Discount Notes that are registered under the Securities Act.

     Net cash provided by (used in) operating activities was $4.9 million in the year ended December 31, 1996 and $(12.8) million in the year ended December 31, 1997. The net cash provided by operating activities in the year ended December 31, 1996 was primarily due to an increase in the provision for credit losses on accounts receivable and an increase in accounts payable, commissions payable and accrued expenses partly offset by an increase in accounts receivable. The net cash used in operating activities in the year ended December 31, 1997 was primarily due to the net loss and an increase in accounts receivable, partly offset by an increase in depreciation and amortization expense, the loss on early extinguishment of debt, the increase in the provision for credit losses on accounts receivable, and an increase in accounts payable, commissions payable and accrued expenses. The $4.5 million increase in deposits and other assets in the year ended December 31, 1997, was due primarily to deposits on major accounting and billing software systems not yet in service at year end.

     Net cash used in investing activities was $(11.3) million in the year ended December 31, 1996, and $(42.5) million in the year ended December 31, 1997. The net cash used in the year ended December 31, 1996 was primarily due to increases in equipment purchases. The net cash used in the year ended December 31, 1997 was primarily due to increases in equipment purchases and purchases of securities available-for-sale.

     Net cash provided by financing activities was $15.9 million in the year ended December 31, 1996, and $115.6 million in the year ended December 31, 1997. The net cash provided in the year ended December 31, 1996, was primarily due to proceeds from long-term borrowings. The net cash provided in the year ended December 31, 1997, was primarily due to proceeds from the IPO and long-term borrowings.

     The development and expansion of the TIGN, the upgrade and/or replacement of the Company's management information systems, the opening of new offices, the introduction of new telecommunications services, funding future acquisitions, as well as the funding of anticipated losses and net cash outflows, may require additional capital. The Company has identified a total of $79 million of capital expenditures, including acquisitions, which the Company intends to undertake in 1998.

     The Company expects that the net proceeds from the IPO, the Convertible Notes and the Senior Discount Notes will provide the Company with sufficient capital to fund planned capital expenditures and anticipated operating losses through December 1998. The net proceeds from the IPO, the Convertible Notes and the Senior Discount Notes are expected to provide sufficient funds for the Company to expand its business as planned and to fund anticipated operating losses and net cash outflows through December, 1998. The amount of the Company's actual future capital requirements will depend upon many factors, including the performance of the Company's business, the rate and manner in which it expands the TIGN, increases staffing levels and customer growth, upgrades or replacements to management information systems and opening of new offices, acquisitions, as well as other factors that are not within the Company's control, including competitive conditions, general economic conditions, and regulatory or other government actions. In the event that the Company's plans or assumptions change or prove to be inaccurate or internally generated funds and funds from other financings, if obtained, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned.

FOREIGN CURRENCY

     Although the Company's functional currency is the U.S. Dollar, the Company derives a substantial percentage of its telecommunications revenues from international sales. In countries where the local currency is freely exchangeable and the Company is able to hedge its exposure, the Company bills for its services in the local currency. In cases where the Company bills in a local currency, the Company is exposed to the risk that the local currency will depreciate between the date of billing and the date payment is received. In certain countries in Europe, the Company purchases foreign exchange contracts through its fiscal agent to hedge against this foreign exchange risk. For the year ended December 31, 1997, approximately $74.3 million (U.S. Dollar equivalent) or 22.0% of the Company's billings for telecommunications services were billed in currencies other than the US dollar with a significant percentage of these billings covered by foreign forward exchange contracts.

     The Company's financial position and results of operations for the year ended December 31, 1997 were not significantly affected by foreign currency exchange rate fluctuation. As the Company continues to expand the TIGN and increase its customer base in its targeted markets, an increasing proportion of costs associated with operating and maintaining the TIGN, as well as local selling expenses, will be billed in foreign currencies. Although the Company attempts to match costs and revenues and borrowings and repayments in terms of local currencies, there will be many instances in which costs and revenues and borrowings and repayments will not be matched with respect to currency denominations. The Company may choose to limit any additional exposure to foreign exchange rate fluctuations by the purchase of foreign forward exchange contracts. There can be no assurance that any currency hedging strategy would be successful in avoiding exchange-related losses.

     COMMITMENTS WITH TELECOMMUNICATIONS COMPANIES

     The Company has an agreement with Sprint Communications Company L.P. (Sprint) to use Sprint's fiber-optic network in its delivery of telecommunication services. This agreement requires net quarterly usage commitments of $6,000,000. In the event such quarterly commitments are not met, the Company is required to remit to Sprint 25% of the difference between the $6,000,000 quarterly commitment and actual usage. This agreement extends through December 1998. When total usage exceeds $24,000,000 during 1998, the Company has no further commitment.

     The Company has a one year $3,000,000 usage commitment with MFS/WorldCom in Frankfurt, Germany, to use MFS/WorldCom's fiber-optic network in its delivery of telecommunication services. This agreement began on September 5, 1997.

     The Company has an agreement with Meyer Group Limited (Meyer) with a usage commitment to terminate $3,000,000 in Hong Kong call traffic on Meyer's network by December 31, 1998. The Company's commitment on this agreement is contingent upon the Company's network remaining operational in the Hong Kong market.

     Shortfalls in usage commitments, if any, are recorded as cost of revenues in the period identified.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS 130, ''Reporting Comprehensive Income,'' was issued in June 1997 and is effective in the first quarter of 1998. It establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

     SFAS 131, ''Disclosures about Segments of an Enterprise and Related Information,'' was issued in June 1997 and is effective for periods beginning after December 15, 1997. It establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company believes that adoption of this standard in 1998 will not have a significant effect on its segment reporting in the consolidated financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company together with the reports thereon of KPMG Peat Marwick LLP (dated March 6, 1998), set forth on pages F-1 through F-23 herein are incorporated by reference in this Item 8 (see Item 14 of this Form 10-K for the Index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 appears in and is incorporated by reference herein from the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 appears in and is incorporated by reference herein from the Proxy Statement, except for the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" which shall not be deemed to be incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 appears in and is incorporated by reference herein from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 appears in and is incorporated by reference herein from the Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          1.    Financial Statements

                Independent Auditors' Report

                Consolidated Balance Sheets
                - December 31, 1996
                - December 31, 1997

                Consolidated Statement of Operations
                - Year ended December 31, 1995
                - Year ended December 31, 1996
                - Year ended December 31, 1997

                Consolidated Statements of Shareholders' Equity

                Consolidated Statements of Cash Flows
                - Year ended December 31,1995
                - Year ended December 31, 1996
                - Year ended December 31, 1997

                Notes to Consolidated Financial Statements

          2. All Financial Statement Schedules other than those listed below have been omitted because they are not required under the instructions to the applicable accounting regulations of the Securities and Exchange Commission or the information to be set forth therein is included in the financial statements or in the notes thereto. The following additional financial data included on pages F-23 and F-24 should be read in conjunction with the financial statements set forth on pages F-1 through F-22 of this Annual Report on Form 10-K:

                 Independent Auditors' Report
                 Schedule II--Valuation and Qualifying Accounts

         3.      Exhibits

                 The exhibits filed or incorporated by reference as part of this report are set forth in the Index of Exhibits on page 82 of this Annual Report on Form 10-K.

        (b)      Reports on Form 8-K.

         Date of Report          Date of Filing          Description
         --------------          --------------          -----------
         October 9, 1997         October 10, 1997     Company in negotiations
                                                        to acquire all of the
                                                         outstanding capital
                                                         stock of World Tele-
                                                      communications
                                                      Corporation Limited

         October 9, 1997         October 10, 1997     Commencement of a
                                                      private offering of debt
                                                      securities to certain
                                                      qualified investors
                                                      yielding up to $75
                                                      million gross proceeds
                                                      to the Company.

         August 14, 1997         October 28, 1997     Unaudited pro forma
                                                      financial statements of
                                                      Telegroup and its
                                                      subsidiaries and PCS
                                                      Telecom, Inc. giving
                                                      effect to the IPO and
                                                      the Company's
                                                      acquisition of PCS
                                                      Telecom's common stock
                                                      accounted for as a
                                                      purchase in accordance
                                                      with generally accepted
                                                      accounting principles.

        August 14, 1997         October 29, 1997      Amending the Form 8-K
                                                      filed on October 28,
                                                      1997

        October 31, 1997        November 4, 1997      Terminating negotiations
                                                      to acquire all of the
                                                      outstanding capital
                                                      stock of World
                                                      Telecommunications
                                                      Corporation Limited

        November 25, 1997      December 9, 1997       Acquisition of certain
                                                      property and equipment
                                                      from Fastnet UK Limited
                                                      for $239,920.85.

        November 25, 1997     January 13, 1998        Amending the Form 8-K
                                                      filed on December 9,
                                                      1997 regarding Fastnet
                                                      UK Limited

       (c)       Exhibits.

                 Refer to Item 14(a)(3) above, for Exhibits required by Item 601 of Regulation S-K.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TELEGROUP, INC.

Date: March 30, 1998            By:           *
                                   ---------------------------
                                        Clifford Rees
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 30, 1998.

           *
-----------------------                   Chairman of the Board and Director
        Fred Gratzon

           *
------------------------                  Chief Executive Officer and
       Clifford Rees                      Director (Principal Executive
                                          Officer)
           *
---------------------------               President, Chief Operating Officer
      Steven J. Baumgartner               and Director

           *
---------------------------               Vice President-Finance, Chief
      Douglas A. Neish                    Financial Officer, and Director
                                          (Principal Financial Officer)
           *
---------------------------                Director of Finance and Controller
       Gary Korf                          (Principal Accounting Officer)

          *
---------------------------               Senior Vice President-International
      Ronald B. Stakland                  Marketing and Operations

          *
-----------------------------             Director
     J. Sherman Henderson III

          *
-----------------------------             Director
    Rashi Glazer

/s/ Charles Johanson                      Attorney-in-Fact
-----------------------------
    Charles Johanson


*Charles Johanson, by signing his name hereto, signs this document on behalf of each of the persons so indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                               TABLE OF CONTENTS

                     TELEGROUP, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------

                                                                       Page
                                                                       ----

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997            F-3

Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997                                      F-5

Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 1995, 1996 and 1997                                F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997                                      F-7

Notes to Consolidated Financial Statements                              F-9

Independent Auditors' Report on Financial Statement Schedules           F-23

Schedule II - Valuation and Qualifying Accounts                         F-24

                       INDEPENDENT AUDITORS' REPORT



The Board of Directors
Telegroup, Inc.:


We have audited the accompanying consolidated balance sheets of Telegroup, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telegroup, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




Lincoln, Nebraska
March 6, 1998

TELEGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 1996 and 1997
----------------------------------------------------------------------------
                                                          December 31,
                                                          ------------
                                                      1996            1997
                                                      ----            ----
                      Assets
Current assets:
  Cash and cash equivalents.....................  $14,155,013    $ 74,213,856
  Securities available-for-sale                             -      21,103,030
  Accounts receivable and unbilled services,
    less allowance for credit losses of
    $3,321,119 in 1996, and $6,173,846 in 1997..   32,288,507      54,188,757
  Income tax recoverable........................    1,796,792       2,693,679
  Deferred  income taxes (note 8)...............    1,392,058               -
  Prepaid expenses and other assets.............      245,271       1,384,886
  Receivables from shareholders.................       14,974          39,376
  Receivables from employees....................       85,539         152,259
                                                   ----------     -----------
    Total current assets........................   49,978,154     153,775,843
                                                   ----------     -----------
Net property and equipment (note 5).............   11,256,139      27,912,978
                                                   ----------     -----------
Other assets:
    Deposits and other assets...................      376,614       3,594,101
    Goodwill, net of amortization of $22,768 in
     1996 and $142,203 in 1997 (note 3).........     1,001,841      3,102,707
    Capitalized software, net of amortization
     (note 1)...................................     1,906,655      1,724,758
    Debt issuance costs, net of amortization
     (note 2)...................................     1,437,004      3,648,026
                                                    ----------     ----------
                                                   $ 4,722,114   $ 12,069,592
                                                    ----------    -----------
    Total assets................................   $65,956,407   $193,758,413
                                                    ----------    -----------
                                                    ----------    -----------

                                                                (Continued)

TELEGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

December 31, 1996 and 1997
-----------------------------------------------------------------------------

                                                         December 31,
                                                         ------------
                                                     1996            1997
                                                     ----            ----
       Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable..............................    30,719,562     48,434,985
  Commissions payable...........................     5,857,342      7,691,401
  Accrued expenses..............................     2,703,699      4,479,515
  Customer deposits.............................       602,940        778,024
  Unearned revenue..............................        64,276        186,779
  Current portion of capital lease obligations
    (note 6)....................................       138,309        158,706
  Current portion of long-term debt (note 2)....       232,596         93,788
                                                    ----------     ----------
    Total current liabilities...................    40,318,724     61,823,198
                                                    ----------     ----------
Deferred income taxes (note 8)..................       756,891              -
Capital lease obligations, excluding current
  portion (note 6)..............................        301,393        221,179
Long-term debt excluding current portion
 (note 2).......................................     11,216,896    101,450,951
Minority interest (note 3)......................              -              -
Shareholders' equity (note 7):
  Common stock, no par or stated value;
   150,000,000 shares authorized, 26,211,578
   and 30,889,945 issued and outstanding in
   1996 and 1997, respectively..................              -             -
  Additional paid-in capital....................     10,765,176     51,649,660
  Retained earnings (deficit)...................      2,599,530
(21,125,080)
  Foreign currency translation adjustment.......         (2,203)
(261,495)
                                                    -----------     ----------
    Total shareholders' equity..................     13,362,503     30,263,085
Commitments and contingencies (note 9)
                                                    -----------    -----------
    Total liabilities and shareholders' equity..   $ 65,956,407   $193,758,413
                                                    -----------    -----------
                                                    -----------    -----------

           See accompanying notes to consolidated financial statements.

TELEGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
------------------------------------------------------------------------------

                                                     December 31,
                                                     ------------
                                          1995            1996          1997
                                          ----            ----          ----
Revenues:
  Retail.............................   $128,138,947    179,146,795   225,023,507
  Wholesale..........................        980,443     34,060,714   112,408,905
                                         -----------    -----------   -----------
    Total revenues...................    129,119,390    213,207,509   337,432,412
Cost of revenues.....................     83,100,708    150,536,859   255,740,678
                                         -----------    -----------   -----------
  Gross profit.......................     46,018,682     62,670,650    81,691,734
                                         -----------    -----------   -----------
Operating expenses:
  Selling, general and administrative
   expenses..........................     39,221,849     59,651,857    88,176,934
  Depreciation and amortization......        654,966      1,881,619     4,995,146
  Stock option-based compensation....              -      1,032,646       342,380
                                         -----------    -----------   -----------
    Total operating expenses.........     39,876,815     62,566,122    93,514,460
                                         -----------    -----------   -----------
    Operating income (loss)..........      6,141,867        104,528   (11,822,726)
                                         -----------    -----------   -----------
Other income (expense):
  Interest expense...................       (120,604)      (578,500)   (4,208,385)
  Interest income....................        193,061        377,450     2,014,604
  Foreign currency transaction (loss)       (101,792)      (147,752)     (604,436)
  Other..............................        298,627        118,504       290,622
                                         -----------    -----------   -----------
Earnings (loss) before income taxes
 and extraordinary item..............      6,411,159       (125,770)  (14,330,321)
Income tax benefit (expense) (note 8).    (2,589,700)         7,448       576,526
Minority interest in shares of (loss).             -              -             -
                                         -----------    -----------   -----------
Earnings (loss) before extraordinary
 item.................................     3,821,459       (118,322)  (13,753,795)
Extraordinary item, loss on
 extinguishment of debt, net of
 income tax benefit of $1,469,486
 (note 2).............................             -              -    (9,970,815)
                                         -----------    -----------   -----------
    Net earnings (loss)...............    $3,821,459       (118,322)  (23,724,610)
                                         -----------    -----------   -----------
                                         -----------    -----------   -----------
Basic and diluted earnings (loss)
 per common share:
    Earnings (loss) before
     extraordinary item................         0.16          (0.00)        (.049)
                                         -----------    -----------   -----------
                                         -----------    -----------   -----------
    Extraordinary item.................            -              -         (0.35)
                                         -----------    -----------   -----------
    Net earnings (loss)................  $      0.16          (0.00)        (0.84)
                                         -----------    -----------   -----------
                                         -----------    -----------   -----------
Weighted-average common shares
 outstanding - basic and undiluted.....   24,651,989     25,091,482    28,324,123
                                         -----------    -----------   -----------
                                         -----------    -----------   -----------

           See accompanying notes to consolidated financial statements.

TELEGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
-----------------------------------------------------------------------------

                                                            Foreign         Total
                                    Additional   Retained   currency     shareholders'
                    Common Stock     paid-in     earnings   translation    equity
                 Shares     Amount   capital     (deficit)  adjustment    (deficit)
                 ------     ------  ----------   ---------  ----------   ----------

Balances at
 January 1, 1995  24,651,989 $  -   4,595     (153,607)      -           (149,012)
Dividends.......           -    -       -     (525,000)      -           (525,000)
Net earnings....           -    -       -    3,821,459       -          3,821,459
                  ---------- -----  ------   ---------    ---------  ------------
Balances at
 December 31,
 1995...........  24,651,989    -   4,595    3,142,852       -          3,147,447
Dividends.......           -    -       -     (425,000)      -           (425,000)
Net loss........           -    -       -     (118,322)      -           (118,322)
Issuance of
 common stock...   1,297,473    -  52,366            -       -             52,366
Notes receivable
 from shareholders
 for common stock.         -    - (52,366)           -       -            (52,366)
Shares issued in
 connection with
 business
 combinations
 (note 3).........   262,116    - 573,984            -       -            573,984
Compensation
 expense in
 connection with
 stock option plan
 (note 7).........         -   - 1,032,646           -       -          1,032,646
Warrants issued in
 connection with the
 Private Offering
 (note 7)..........        -   - 9,153,951           -       -          9,153,951
Change in foreign
 currency
 translation.......        -    -       -            -     (2,203)         (2,203)
                    --------  ----  ---------   --------   --------      ---------
Balances at
 December 31,
 1996.............26,211,578    - 10,765,176    2,599,530   (2,203)     13,362,503
Net loss.........          -    -          -  (23,724,610)       -     (23,724,610)
Issuance of
 shares, net of
 offering
 expenses........  4,450,000    - 39,825,343            -        -       39,825,343
Shares issued in
 connection with
 business
 combination
 (note 3).........    40,000    -   470,000            -          -         470,000
Compensation
 expense in
 connection with
 stock option plan
 (note 7).........         -     -  342,380            -          -         342,380
Issuance of shares
 for options
 exercised (note 7)  188,367     -  246,761            -          -         246,761
Change in foreign
 currency trans-
 lation...........         -      -          -            -   (259,292)     (259,292)
                    --------   ----    -------      -------   ---------     ---------
Balances at
 December 31,
 1997............ 30,889,945  $   - 51,649,660  (21,125,080)  (261,495)   30,263,085
                  ----------  ----- ----------- ------------  ---------   ----------
                  ----------  ----- ----------- ------------  ---------   ----------

        See accompanying notes to consolidated financial statements.

TELEGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
-----------------------------------------------------------------------------


                                                             December 31,
                                                             ------------
                                                   1995          1996          1997
                                                   ----          ----          -----
Cash flows from operating activities:
  Net earnings (loss).....................    $  3,821,459     (118,322)   (23,724,610)
Adjustments to reconcile net earnings
(loss) to net cash provided by
operating activities:
  Depreciation and amortization...........         654,966    1,881,619      4,995,146
  Deferred income taxes...................        (937,200)     229,933        635,167
  Loss on sale of equipment...............         261,241            -        227,672
  Loss on extinguishment of debt..........               -            -     10,040,301
  Provision for credit losses on
   accounts receivable....................       3,981,525    5,124,008      8,503,414
  Accretion of debt discounts.............               -       48,077      1,874,090
  Stock option-based compensation expense.               -    1,032,646        342,380
Changes in operating assets and
 liabilities, excluding the effects
 of business combinations:
  Accounts receivable and unbilled
   services...............................     (14,571,500) (14,199,095)   (30,092,707)
  Prepaid expenses and other assets.......         145,656     (134,946)    (1,089,645)
  Deposits and other assets...............         157,762      (80,001)    (4,555,632)
  Accounts payable, commissions
   payable, and accrued expenses..........       8,375,566   16,292,448     20,785,102
  Income taxes............................       3,526,900   (5,323,692)    (1,064,375)
  Unearned revenue........................               -       64,276        122,503
  Customer deposits.......................         144,961       87,506        175,084
                                               -----------   ----------     ----------
Net cash provided by (used in) operating
 activities...............................       5,561,336    4,904,457    (12,826,110)
                                               -----------   ----------     ----------
Cash flows from investing activities:
  Purchases of equipment..................      (2,651,823)  (9,067,923)   (20,768,447)
  Purchases of securities
   available-for-sale.....................               -            -    (21,103,030)
  Proceeds from sale of equipment.........           9,543            -        450,000
  Capitalization of software..............        (117,051)  (1,789,604)      (316,785)
  Business combinations, net of
   cash acquired..........................               -     (468,187)      (656,334)
  Net change in receivables from
   shareholders and employees.............         (58,464)      63,334        (91,122)
                                                ----------   ----------     ----------
Net cash used in investing activities.....      (2,817,795) (11,262,380)   (42,485,718)
                                                ----------   ----------     ----------
Cash flows from financing activities:
  Net payments on notes payable...........               -   (2,000,000)             -
  Proceeds from issuance of senior
   subordinated notes.....................               -   20,000,000              -
  Proceeds from issuance of convertible
   subordinated notes.....................               -            -     25,000,000
  Proceeds from issuance of senior
   discount notes.........................               -            -     74,932,500

                                                          (Continued)

TELEGROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
-----------------------------------------------------------------------------
                                                             December 31,
                                                             ------------
                                                   1995          1996          1997
                                                   ----          ----          -----
  Prepayment of senior subordinated
   notes..................................               -            -    (20,000,000)
  Debt issuance costs.....................               -   (1,450,281)    (3,753,558)
  Net proceeds from issuance of stock.....               -            -     39,825,343
  Net proceeds from options exercised.....               -            -        246,761
  Dividends paid..........................               -     (950,000)             -
  Net proceeds (principal payments)
   from other long-term borrowings........               -      530,803       (452,762)
  Principal payments under capital
   lease obligations......................        (112,863)    (180,901)      (168,321)
  Net change in due to shareholders.......          (2,119)     (25,881)             -
                                              ------------     ---------   -----------
  Net cash (used in) provided by
   financing activities...................        (114,982)   15,923,740   115,629,963
                                              ------------    ----------   -----------
Effect of exchange rate changes on cash...               -        (2,203)     (259,292)
                                              ------------    ----------   -----------
Net increase in cash and cash
  equivalents.............................       2,628,559     9,563,614    60,058,843
Cash and cash equivalents at beginning
 of year..................................       1,962,840     4,591,399    14,155,013
                                              ------------    ----------   -----------
Cash and cash equivalents at end of year..    $  4,591,399    14,155,013    74,213,856
                                              ------------    ----------   -----------
                                              ------------    ----------   -----------
Supplemental disclosures of cash
 flow information:
  Interest Paid...........................    $    120,604       356,270     3,930,615
                                              ------------    ----------   -----------
                                              ------------    ----------   -----------
  Income taxes paid............. .........               -     5,164,634           795
                                              ------------    ----------   -----------
                                              ------------    ----------   -----------
  Supplemental disclosures of noncash
  investing and activities:
    Dividends declared....................    $    525,000       425,000             -
                                              ------------    ----------   -----------
                                              ------------    ----------   -----------
  Common stock issued in connection with
   business combinations..................    $          -       573,984       470,000
                                              ------------    ----------   -----------
                                              ------------    ----------   -----------
  Common stock issued in consideration
   for notes receivable...................    $          -        52,366             -
                                              ------------    ----------   -----------
                                              ------------    ----------   -----------

  Equipment acquired under capital lease..    $     87,553  $          -   $   108,504
                                              ------------    ----------   -----------
                                              ------------    ----------   -----------

               See accompanying notes to consolidated financial statements.

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
(1)  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

Telegroup, Inc. and subsidiaries (the Company) is an alternative provider of domestic and international telecommunications services. Telegroup's revenues are derived from the sale of telecommunications to retail customers, typically residential users and small- to medium-sized business and wholesale customers, typically telecommunications carriers. The Company's customers are principally located in the United States, Europe and the Pacific Rim, which consists of Asia, Australia and New Zealand. In both the retail and wholesale aspects of its business, the Company extends credit to customers on an unsecured basis with the risk of loss limited to outstanding amounts.

The Company markets its services through a worldwide network of independent agents and supervisory "country coordinators". The Company extends credit to its sales representatives and country coordinators on an unsecured basis with the risk of loss limited to outstanding amounts, less commissions payable to the representatives and coordinators.

A summary of the Company's significant accounting policies follows:

     BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of the Company and its wholly-owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH EQUIVALENTS AND SECURITIES AVAILABLE-FOR-SALE

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1996, cash equivalents consisted of a certificate of deposit of $60,000. At December 31, 1997, cash equivalents consisted of money market instruments, United States Government securities, and commercial paper totaling $70,133,492. Securities available-for-sale represent United States Government securities with maturities greater than three months. Securities available-for-sale are recorded at the lower of amortized cost or market value. At December 31, 1997, amortized cost approximates market value.

     PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment held under capital leases are stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software costs incurred in the development of its telecommunications switching software, billing systems and other support platforms. The Company capitalizes only direct labor costs incurred in the development of internal use software. Capitalization begins at achievement of technological feasibility and ends when the software is placed in service. Amortization of capitalized software is provided using the straight-line method over the software's estimated useful life, which ranges from one to five years. For the year ended

December 31, 1997, amortization of software development costs totaled $498,682. There was no amortization during 1996 as the software had not yet been placed in service.

     STOCK OPTION PLAN

The Company accounts for its stock option plan using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 1996, the Company adopted SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121), which requires that the long-lived assets and certain identifiable intangibles, held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset is less than its carrying value. If such assets are considered to be impaired, the measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows. Adoption of SFAS No. 121 had no effect on the consolidated financial statements of the Company.

     GOODWILL

Goodwill results from the application of the purchase method of accounting for business combinations and represents the excess of purchase price over fair value of net assets acquired. Amortization is provided using the straight-line method over a maximum of fifteen years. Impairment is determined pursuant to the methodology used for other long-lived assets.

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
     INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

     BUSINESS AND CREDIT CONCENTRATION

Financial instruments which potentially expose the Company to a concentration of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk (SFAS No. 105), consist primarily of accounts receivable. At December 31, 1997, the Company's accounts receivable balance from customers in countries outside of the United States was approximately $32,700,000 with an associated reserve for credit losses of approximately $2,600,000. At December 31, 1997, approximately 2.1% of the international accounts receivable balance is collateralized by deposits paid by a portion of its international customers upon the initiation of service. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could effect the Company's estimate of its bad debts.

     FOREIGN CURRENCY CONTRACTS

The Company uses foreign currency contracts to hedge foreign currency risk associated with its international accounts receivable balances. Gains or losses pursuant to these foreign currency contracts are reflected as an adjustment of the carrying value of the hedged accounts receivable. At December 31, 1996 and 1997, the Company had no material deferred hedging gains or losses.

    EARNINGS (LOSS) PER SHARE

The Company has adopted SFAS No. 128, Earnings Per Share (SFAS No. 128), which has changed the method for calculating earnings per share (EPS). Prior period EPS data has been restated in accordance with SFAS No. 128. SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net earnings available to common shareholders by the weighted-average common shares outstanding during the period. The difference in shares utilized in calculating basic and diluted EPS represents the effects of the convertible securities and the number of shares issued under the Company's stock option plan and outstanding warrants less shares assumed to be purchased with proceeds from the exercise of the stock options and warrants. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator also is adjusted for any other changes in earnings or loss that would result from the assumed conversion of those potential common shares.

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
As a result of the Company's recent initial public offering (note 7), Securities and Exchange Commission Staff Accounting Bulletin No. 98, Earnings Per Share (SAB No. 98), was considered in the calculation of EPS. Pursuant to SAB No. 98, issuances of common stock, options, warrants and other potentially diluted securities for nominal consideration (Nominal Issuances) are included in the calculation of EPS, as if they were outstanding for all of the pre-initial public offering periods in the manner of a stock split for which retroactive restatement is required. There were no Nominal Issuances during the periods presented in the accompanying financial statements.

Due to the net loss in 1996 and 1997, the anti-dilutive effect of the Company's convertible securities, stock options, and outstanding warrants are not included in the calculation of diluted EPS. In addition, there were no dilutive potential common shares outstanding during 1995. As a result, the basic and diluted earnings (loss) per share are identical in 1995, 1996 and 1997.

     REVENUES, COST OF REVENUES AND COMMISSIONS EXPENSE

Revenues from retail telecommunications services are recognized when customer calls are completed. Revenues from wholesale telecommunications services are recognized when the wholesale carrier's customers' calls are completed. Cost of retail and wholesale revenues are based primarily on the direct costs associated with owned and leased transmission capacity and the cost of transmitting and terminating traffic on other carriers' facilities. The Company does not differentiate between the cost of providing transmission services on a retail or wholesale basis. Commissions paid to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

     PREPAID PHONE CARDS

Substantially all the prepaid phone cards sold by the Company have an expiration date of 24 months after issuance or six months after last use. The Company records the net sales price as deferred revenue when cards are sold and recognizes revenue as the ultimate consumer utilizes calling time. Deferred revenue relating to unused calling time remaining at each card's expiration is recognized as revenue upon the expiration of such card.

     FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the United States (U.S.) dollar.
The functional currency of the Company's foreign operations generally is the applicable local currency for each wholly-owned foreign subsidiary. Assets and liabilities of its foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations and the Company's share of the results of operations of its foreign subsidiaries are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a separate component of equity.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of cash and cash equivalents, receivables, accounts payable and lease obligations are estimated to approximate carrying value due to the short-term maturities of these financial instruments. The carrying value of the long-term debt approximates fair value as the debt was secured primarily during September and October of 1997 at rates consistent with those in effect at December 31, 1997.

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
     NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, Reporting Comprehensive Income, was issued in June 1997 and is effective in the first quarter of 1998. It establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued in June 1997 and is effective for periods beginning after December 15, 1997. It establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not believe that adoption of either of these standards will have a significant effect on its financial statements. The Company believes that adoption of this standard in 1998 will not have a significant effect on its segment reporting in the consolidated financial statements.

     RECLASSIFICATIONS

Certain amounts have been reclassified for comparability with the 1997 presentation.

(2)  Debt

     Long-term debt at December 31, 1996 and 1997 is shown below:
------------------------------------------------------------------------------
                                                         1996           1997

12.00% senior subordinated notes,
     net of discount, paid in September 1997    $  10,894,126            -
8.00% convertible subordinated notes,
     due April 15, 2005, unsecured                          -     25,000,000
10.50% senior discount notes, net of discount,
     due November 1, 2004, unsecured                        -     76,442,135
8.50% note payable, due monthly through fiscal 2000,
     secured by vehicle                                19,003         11,082
10.80% note payable, due monthly through fiscal 1998,
     secured by equipment financed                     160,628        80,955
12.00% note payable, paid in February 1997              74,319             -
12.00% note payable, paid in February 1997             276,853             -
6.85% note payable, due monthly through fiscal 1999,
      unsecured                                         14,138         8,204
8.00% note payable, due monthly through fiscal 1998,
      unsecured                                         10,425         2,363
------------------------------------------------------------------------------
                                                    11,449,492   101,544,739
Less current portion                                  (232,596)      (93,788)
------------------------------------------------------------------------------
                                                   $11,216,896   101,450,951
------------------------------------------------------------------------------
------------------------------------------------------------------------------
      SENIOR SUBORDINATED NOTES

On November 27, 1996, the Company completed a private placement (Private Offering) of 12% senior subordinated notes (the Subordinated Notes) for gross proceeds of $20,000,000 which was due and payable on November 27, 2003. Net proceeds from the Private Offering, after issuance costs of $1,450,281, were $18,549,719. In connection with the Private Offering, the Company issued 20,000 warrants to purchase 1,160,107 shares of the Company's common stock (see note 7).

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
The Subordinated Notes were originally recorded at $10,846,049 (a yield of 26.8%), which represents the $20,000,000 in proceeds less the $9,153,951 value assigned to the detachable warrants, which is included in additional paid-in capital. The value assigned to the warrants was being accreted to the debt using the interest method over 7 years. The accretion of the value assigned to the warrants is included in interest expense in the accompanying consolidated financial statements.

On September 5, 1997, the Company prepaid in full all of the outstanding Subordinated Notes. The Company paid $21,400,000, which included $20,000,000 in principal and $1,400,000 for a prepayment penalty. In addition, the Company recognized a loss of $8,741,419 and $1,298,882 for the write-off of the unamortized original issue discount and debt issuance costs, respectively. The early extinguishment of the Subordinated Notes is reflected on the statement of operations as an extraordinary item, net of income taxes.

     CONVERTIBLE SUBORDINATED NOTES

On September 30, 1997, the Company issued $25,000,000 in aggregate principal amount of convertible subordinated notes due April 15, 2005. Net proceeds from the convertible notes, after issuance costs of $890,475, were $24,109,525.

The convertible notes bear interest at 8% per annum, payable on each April 15 and October 15, commencing April 15, 1998. The convertible notes are convertible into shares of common stock of the Company at any time before April 15, 2005, at a conversion price of $12.00 per share, subject to adjustment upon the occurrence of certain events.

The convertible notes are redeemable, in whole or in part, at the option of the Company, at any time on or after October 15, 2000 at redemption prices (expressed as a percentage of the principal amount) declining annually from 104% beginning October 15, 2000 to 100% beginning October 15, 2003 and thereafter, together with accrued interest to the redemption date and subject to certain conditions.

The convertible notes are unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company.

     SENIOR DISCOUNT NOTES

On October 23, 1997, the Company issued $97,000,000 in aggregate principal amount of 10.5% senior discount notes due November 1, 2004. Net proceeds from the senior discount notes, after issuance costs of $2,863,083, were $72,069,417. The discount of $22,067,500 recorded on the senior discount notes is being accreted to the debt through May 1, 2000 using the interest method, resulting in an effective interest rate of 10.5%. The accreted value of the notes will equal the following on their semi-annual accrual dates.

     Semi-annual date                              Accreted value
-------------------------------------------------------------------------
       May 1, 1998                               $     79,068,099
       November 1, 1998                                83,213,561
       May 1, 1999                                     87,576,365
       November 1, 1999                                92,167,906
       May 1, 2000                                     97,000,000
--------------------------------------------------------------------------
Interest on the senior discount notes will neither accrue nor be payable prior to May 1, 2000 and are payable on each May 1 and November 1 thereafter. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after November 1, 2001 at redemption prices (expressed as a percentage of the principal amount) declining annually from 105.25% beginning

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
November 1, 2001 to 100% beginning November 1, 2004 and thereafter, together with accrued interest to the redemption date and subject to certain conditions.

The notes are unsecured obligations of the Company and are subordinated to all existing and future indebtedness of the Company, with the exception of the convertible subordinated notes.

The convertible subordinated note and senior discount note indentures place certain restrictions on the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) make restricted payments (dividends, redemptions and certain other payments), (iii) incur liens, (iv) enter into mergers, consolidations or acquisitions, (v) sell or otherwise dispose of property, business or assets, (vi) issue and sell preferred stock of a subsidiary, and (vii) engage in transactions with affiliates. At December 31, 1997, the Company was in compliance with these restrictions.

The following is a schedule by years of future minimum debt service requirements as of December 31, 1997:

--------------------------------------------------------------------------
   Year ending December 31:
          1998                      $     93,788
          1999                             7,783
          2000                             1,033
          2001                                 -
          2002                                 -
          Later years                122,000,000
----------------------------------------------------------------------------
                                     122,102,604
   Less discount on the
    senior discount notes            (20,557,865)
----------------------------------------------------------------------------
                                    $101,544,739
----------------------------------------------------------------------------
----------------------------------------------------------------------------
(3)  BUSINESS COMBINATIONS

On August 21, 1996, the Company purchased TeleContinent, S.A. for $200,000. Also on August 21, 1996, the Company purchased Telegroup South Europe, Inc. Consideration for the purchase was $1,031,547 and 262,116 shares of common stock of the Company valued at $573,984, for total consideration of $1,605,531. The value of the common stock was determined by management based on information obtained from the Company's independent financial advisors.

The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of the acquisitions was allocated based on fair values as follows:
------------------------------------------------------------------------------
     Current assets               $     794,452
     Property and equipment              54,571
     Goodwill                         1,024,609
     Current liabilities                (68,101)
------------------------------------------------------------------------------
     Total                        $   1,805,531
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Pro forma operating results of the Company, assuming these acquisitions were consummated on January 1, 1996, do not significantly differ from reported amounts.

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
On August 14, 1997, the Company acquired 60% of the common stock of, and controlling interest in, PCS Telecom, Inc. (PCS). Consideration for the purchase was $1,340,000 and 40,000 shares of unregistered common stock of the Company valued at $470,000, for total consideration of $1,810,000. PCS is a developer and manufacturer of calling card platforms used by the Company and other companies.

This acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of the acquisition was allocated based on the fair values as follows:
----------------------------------------------------------------------------
     Current assets           $     1,279,971
     Property and equipment           534,600
     Other assets                       1,855
     Goodwill                       2,041,258
     Current liabilities           (2,047,684)
----------------------------------------------------------------------------
     Total                    $     1,810,000
----------------------------------------------------------------------------
----------------------------------------------------------------------------
The minority interest deficit of 40% was included in the calculation of the Company's goodwill due to the Company recognizing 100% of PCS's net earnings and losses until the historical stockholders' equity of PCS becomes positive. Until PCS's net asset deficit becomes positive, no minority interest is reflected in the accompanying financial statements.

Pro forma operating results of the Company, assuming this acquisition was consummated on January 1, 1996, do not significantly differ from reported amounts.

In January 1998, the Company purchased the telephony portion of the operations of its country coordinator in Japan. Consideration for the purchase was $472,500. Also in January 1998, the Company acquired the operations of its Australian and New Zealand country coordinators. Consideration for the Australian country coordinator was $60,000 and 118,446 shares of common stock of the Company valued at $1,612,075, for total consideration of $1,740,112. Consideration for the New Zealand country coordinator was $90,000 and 178,554 shares of Common Stock of the Company valued at $2,522,075, for total consideration of $2,612,075. Additional consideration is due by the Company if certain performance measures are met by the Australian and New Zealand country coordinators.

Pro forma operating results of the Company, assuming this acquisition was consummated on January 1, 1996, do not significantly differ from reported amounts.

(4)  RELATED PARTIES

During 1995, and a portion of 1996, the Company had a management agreement with an affiliate owned by certain shareholders of the Company whereby it paid a management fee, determined annually, plus an incentive fee based upon performance. Amounts paid under this agreement totaled $1,334,000 and $415,000 during 1995 and 1996, respectively. The management agreement was terminated on May 15, 1996.

(5)  PROPERTY AND EQUIPMENT

Property and equipment, including network equipment owned under capital leases of $612,278 and $720,782 in 1996 and 1997, respectively, is comprised of the following:
-----------------------------------------------------------------------------
                                                  December 31         Useful
                                                1996       1997        lives

     Land                                      $  88,857     155,707       -
     Building and leasehold improvements         298,483     900,660      2-20
     Furniture, fixtures and office equipment    327,368     818,368      5-7
     Computer equipment                        5,021,884  10,698,744      5
     Network equipment                         8,344,824  21,561,172      5
     Automobiles                                 104,260     193,426      5
------------------------------------------------------------------------------
                                              14,185,676  34,328,077
     Less accumulated depreciation,
        including amounts applicable to
        assets acquired under capital
        leases of $269,098 in 1996 and
        $315,805 in 1997                       2,929,537   6,415,099
------------------------------------------------------------------------------
     Net property and equipment              $11,256,139  27,912,978
------------------------------------------------------------------------------
------------------------------------------------------------------------------

(6)     LEASES

The Company leases certain network equipment under capital leases and certain network equipment and office space under operating leases. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows:

                                                      Capital     Operating
                                                       leases     leases
-----------------------------------------------------------------------------
     Year ending December 31:
          1998                                       $202,589    $1,747,797
          1999                                        188,780       714,660
          2000                                         54,227       616,282
          2001                                              -       208,860
          Thereafter                                        -             -
----------------------------------------------------------------------------
     Total minimum lease payments                    $445,596    $3,287,599
     Less amount representing interest                (65,711)
------------------------------------------------------------------------------
                                                     $379,885
------------------------------------------------------------------------------
------------------------------------------------------------------------------
As operating leases expire, it is expected that they will be replaced with similar leases. Rent expense under operating leases totaled $306,933, $682,630 and $1,423,104 for the years ended December 31, 1995, 1996 and 1997, respectively.

(7)  SHAREHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING (IPO)

On July 14, 1997, the Company consummated an IPO. The Company sold 4,000,000 shares of common stock at a price to the public of $10 per share for net proceeds of $35,640,343. On August 12, 1997, the underwriters exercised their over-allotment option and purchased an additional 450,000 shares at $10 per share which yielded net proceeds to the Company of $4,185,000.

     STOCK OPTION PLAN

The Company has a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant nonqualified and performance-based options to employees. The Plan authorizes grants of option to purchase up to 4,000,000 shares of authorized but unissued common stock. All options subsequent to September 30, 1996 have been granted at not less than 100% of the fair market value of the stock on the date of grant. All stock options have a three or ten-year term and become fully exercisable on the date of grant or in increments over a three-year vesting period.

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Stock option activity during the periods indicated is summarized below:
------------------------------------------------------------------------------
                                                                  Weighted
                                       Shares                      Average
                                      Reserved     Options         Exercise
                                     for Options   Outstanding     Price
----------------------------------------------------------------------------
   Outstanding at January 1, 1996     4,000,000             -      $    -
   Granted                            2,368,969     1,631,031        1.31
   Exercised                                  -             -           -
   Canceled                           2,373,079        (4,110)       1.31
------------------------------------------------------------------------------
   Outstanding at December 31, 1996   2,373,079     1,626,921        1.31
   Granted                            1,889,640       483,439       10.06
   Exercised                                  -      (188,367)       1.31
   Canceled                           1,915,055       (25,415)       1.39
------------------------------------------------------------------------------
   Outstanding at December 31, 1997   1,915,055     1,896,578      $ 3.54
------------------------------------------------------------------------------
------------------------------------------------------------------------------
               Options Outstanding                   Options Exercisable
     -------------------------------------   ------------------------------
                           Weighted
             Number         Average    Weighted     Number         Weighted
Range of   Outstanding at  Remaining   Average     Exercisable at   Average
Exercise   December 31,   Contractual  Exercise    December 31,     Exercise
 Prices        1997       Life (years)  Price          1997           Price
------------------------------------------------------------------------------
$ 1.31      1,413,389         8.27      $ 1.31       929,926         $ 1.31
 10.00        432,914         9.41       10.00       104,118          10.00
 10.18            275         9.58       10.18             -              -
 10.22         30,000         2.75       10.22             -              -
 11.13         20,000         9.84       11.13         2,500          11.13
------------------------------------------------------------------------------
$1.31-11.13 1,896,578         8.46      $ 3.54     1,036,544         $ 2.21
------------------------------------------------------------------------------
------------------------------------------------------------------------------
The Company applies the intrinsic value method prescribed by APB No. 25 in accounting for the Plan and, accordingly, compensation costs of $1,032,646 and $342,380 have been recognized for its stock options for the year ended December 31, 1996 and 1997, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been:
------------------------------------------------------------------------------
                                   December 31, 1996      December 31, 1997

                                As reported  Pro forma  As reported  Pro forma
------------------------------------------------------------------------------
 Loss before extraordinary item $  118,322     79,767    13,753,795 14,526,416
------------------------------------------------------------------------------
 Net loss                       $  118,322     79,767    23,724,610 24,497,231
------------------------------------------------------------------------------
 Basic and diluted loss
  per common share:
  Loss before extraordinary item $    0.00       0.00          0.49       0.51
------------------------------------------------------------------------------
 Net loss                        $    0.00       0.00          0.84       0.86
------------------------------------------------------------------------------

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
The pro forma impact on income assumes no options will be forfeited. The pro forma effects are not representative of the effects on reported net income for future years, as most of the Company's employee stock option grants vest in increments over a period of three years.

Under SFAS No. 123, the per-share minimum value of stock options granted in 1996 was $0.61. For the year ended December 31, 1996, the minimum value, estimated as of the grant date, does not take into account the expected volatility of the underlying stock as prescribed by SFAS No. 123 for privately held companies. The input variables used to calculate the per-share minimum value included a weighted-average risk-free interest rate of 6.43%, no expected dividend yields, and an estimated option life of 3 years.

The per-share weighted-average fair value of stock options granted in 1997 was $4.79. For the year ended December 31, 1997, the fair value was estimated as of the grant data using the Black-Scholes option pricing model. Input variables used in the model included a weighted-average risk-free interest rate of 5.33%, no expected dividend yields, an expected volatility factor of 65% and an estimated option life of 3.05 years.

Options granted during 1996 included performance based options. The compensation expense recorded for these performance based options under APB No. 25 was greater than the expense recorded if the Company had determined compensation cost under SFAS No. 123.

     WARRANTS

In connection with the Private Offering, the Company issued warrants to purchase 1,160,107 shares of the Company's common stock which, at the time of closing of the Private Offering, represented 4% of the Company's fully diluted common stock. On July 2, 1997, in accordance with the provisions of the Private Offering Agreement, the warrants increased in value by 153,644 shares to represent 4.5% of the Company's fully diluted common stock. The warrants are currently exercisable, carry an exercise price of $.002 per share, and expire November 27, 2003. As of December 31, 1997, all warrants remain outstanding.

(8)  INCOME TAX MATTERS

Income tax expense (benefit) for the years ended December 31 is comprised of the following:
----------------------------------------------------------------------------
                                      1995           1996              1997
-----------------------------------------------------------------------------
     Current:
         Federal                  $ 2,733,080     (172,478)       (1,309,398)
         State                        793,820      (64,903)          (42,202)
         Foreign                            -             -          139,907
------------------------------------------------------------------------------
                                    3,526,900     (237,381)       (1,211,693)
------------------------------------------------------------------------------
     Deferred:
         Federal                     (726,259)     167,066           552,571
         State                       (210,941)      62,867            82,596
         Foreign                            -            -                 -
------------------------------------------------------------------------------
                                     (937,200)     229,933           635,167
------------------------------------------------------------------------------
                                  $ 2,589,700       (7,448)         (576,526)
------------------------------------------------------------------------------
------------------------------------------------------------------------------

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Income tax expense (benefit) differs from the amount computed by applying the federal income tax rate of 34% to earnings (loss) before taxes, as follows:

-----------------------------------------------------------------------------
                                          1995             1996       1997
-----------------------------------------------------------------------------
Expected federal income tax (benefit)   $2,180,000       (42,762)  (4,872,309)
State income tax (benefit), net of
   federal effect                          384,700        (1,344)      26,660
Environmental tax                           10,200             -            -
Increase of valuation allowance,
    net of amount allocated to
    extraordinary item                           -             -    3,695,829
Foreign and unconsolidated subsidiary,
    net operating losses                         -             -      931,415
Other nondeductible expenses, net           14,800        36,658     (358,121)
------------------------------------------------------------------------------
                                        $2,589,700        (7,448)    (576,526)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
The tax effect of significant temporary differences giving rise to deferred income tax assets and liabilities as of December 31 are shown below:
------------------------------------------------------------------------------
                                                           1996        1997
------------------------------------------------------------------------------
Deferred income tax liabilities:
  Property and equipment, principally
    depreciation adjustments                            502,711     1,404,074
  Capitalized software                                  669,160       605,321
  Basis in subsidiaries                                  32,898             -
  Unearned foreign exchange difference                        -           323
-----------------------------------------------------------------------------
Total gross deferred tax liabilities                  1,204,769     2,009,718
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Deferred income tax assets:
   Allowance for credit losses                        1,151,172     2,115,503
   Accrued compensation                                 447,878       603,001
   Net operating loss carryforward                            -     4,986,678
   Charitable contribution carryforward                 107,729             -
   Unearned revenue                                      22,558        65,552
   Unearned foreign exchange difference                   4,543             -
   Tax credit carryforward                                    -       248,985
   Other                                                106,056       106,044
------------------------------------------------------------------------------
Total gross deferred tax assets                       1,839,936     8,125,763

Less valuation allowance                                      -    (6,116,045)
------------------------------------------------------------------------------
Net deferred tax assets                               1,839,936     2,009,718
------------------------------------------------------------------------------
Net deferred tax asset (liability)                      635,167             -
------------------------------------------------------------------------------
------------------------------------------------------------------------------
During 1997 the Company provided for a valuation allowance for derred tax assets of $6,116,045. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------
deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Taxable loss for the years ended December 31, 1997 and 1996 was approximately $22,000,000 and $600,000, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, a valuation allowance has been established for the Company's net deferred tax assets as of December 31, 1997.

At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $14,200,000, which are available to offset future federal taxable income, if any, through 2012.


(9)  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS WITH TELECOMMUNICATIONS COMPANIES

The Company has an agreement with Sprint Communications Company L.P. (Sprint) to use Sprint's fiber-optic network in its delivery of telecommunication services. This agreement requires net quarterly usage commitments of $6,000,000. In the event such quarterly commitments are not met, the Company is required to remit to Sprint 25% of the difference between the $6,000,000 quarterly commitment and actual usage. This agreement extends through December 1998. When total usage exceeds $24,000,000 during 1998, the Company has no further commitment.

The Company has a one year $3,000,000 usage commitment with MFS/WorldCom in Frankfurt, Germany, to use MFS/WorldCom's fiber-optic network in its delivery of telecommunication services. This agreement began on September 5, 1997.

The Company has an agreement with Meyer Group Limited (Meyer) with a usage commitment to terminate $3,000,000 in Hong Kong call traffic on Meyer's network by December 31, 1998. The Company's commitment on this agreement is contingent upon the Company's network remaining operational in the Hong Kong market.

Shortfalls in usage commitments, if any, are recorded as cost of revenues in the period identified.

     LETTERS OF CREDIT

The Company has outstanding irrevocable letters of credit in the amount of $923,053 as of December 31, 1997 with certain carriers. These letters of credit, which have expiration dates from March 1998 to August 1998, collateralize the Company's obligations for network usage on the carriers' networks. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the arrangement with issuing banks.

     RETIREMENT PLAN

Effective January 1, 1996, the Company adopted the Telegroup, Inc. 401(k) Retirement Savings Plan (the Plan). The Plan is a defined contribution plan covering all employees of the Company who have one year of service and have attained the age of 21. Participants may contribute up to 15% of their base pay in pretax dollars. The Company will match employee contributions on a discretionary basis. Vesting in Company contributions is 100% after 5 years in the Plan. The Company made no contributions to the Plan in 1996 and 1997.

TELEGROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

     LITIGATION

The Company is a party to certain litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial statements of the Company.


(10)  BUSINESS SEGMENT AND SIGNIFICANT CUSTOMER

The Company operates in a single industry segment. The geographic origin of revenue is as follows:

------------------------------------------------------------------------------
                                                Year ended December 31,
                                        ----------------------------------
                                        1995          1996            1997
---------------------------------------------------------------------------
   United States                    $ 35,154,246   60,360,882     124,195,135
   Europe                             41,173,425   81,137,404      96,725,712
   Pacific Rim                        22,613,550   42,185,403      85,579,916
   Other                              30,178,169   29,523,820      30,931,649
-----------------------------------------------------------------------------
                                    $129,119,390  213,207,509     337,432,412
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

All revenue was derived from unaffiliated customers. For the years ended December 31, 1996 and 1997, approximately 12% and 13% , respectively, of the Company's total revenues were derived from a single customer. There were no customers representing over 10% of the Company's total revenues during 1995.

                      INDEPENDENT AUDITORS' REPORT


The Board of Directors
Telegroup, Inc.:

Under the date of March 6, 1998, we reported on the consolidated balance sheets of Telegroup, Inc. and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



March 6, 1998
Lincoln, Nebraska

                      TELEGROUP, INC. AND SUBSIDIARIES

               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS)


                    Balance At      Charged to                     Balance At
                    Beginning       Costs and                        End of
                    of Period       Expenses        Deduction        Period
----------------------------------------------------------------------------
Year ended December
 31, 1995:
  Allowance for
   doubtful accounts  $   325         $ 3,982          $  2,207       $ 2,100
----------------------------------------------------------------------------
Year ended December
 31, 1996:
  Allowance for
  doubtful accounts     2,100           5,124             3,903         3,321
------------------------------------------------------------------------------
Year ended December
 31, 1997:
  Allowance for
  doubtful accounts     3,321           8,503             5,650         6,174
------------------------------------------------------------------------------

                            INDEX TO EXHIBITS

                               (ITEM 14(A))

Exhibit
Number                         Description
-------                       -------------

*2.1 Plan and Agreement of Reorganization Between the Company, George Apple and Telegroup South Europe, Inc. Dated September 6, 1996

*2.2 Plan and Agreement of acquisition between the Company, Telecontinent, S.A. and Georges Apple dated September 6, 1996

 2.3 Agreement Between Fastnet UK Limited, Telegroup UK Limited, Giles Redpath and Telegroup, Inc. (Incorporated by reference to Exhibit 10 to the Company's Form 8-K filed on December 9, 1997, SEC File No. 0-29284)

*3.1     Restated Articles of Incorporation of Telegroup, Inc.

*3.2     Form of Second Restated Articles of Incorporation of Telegroup, Inc.

*3.3     Bylaws of Telegroup, Inc.

*3.4     Form of Amended and Restated Bylaws of Telegroup, Inc.

*4.1     Form of Common Stock Certificate of Telegroup, Inc.

*4.2     Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

*4.3     Note and Warrant Purchase Agreement dated as of November 27, 1996

*4.4     Form of Warrant to Purchase Class A Common Stock of Telegroup, Inc.

*4.5 Indenture dated as of November 27, 1996 between Telegroup, Inc. and The Chase Manhattan Bank

 4.6 Indenture for 8.0% Convertible Notes dated September 30, 1997 (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter-ended September 30, 1997, SEC File No. 0-29284)

 4.7 Indenture for 10.5% Senior Discount Notes dated October 23, 1997 (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarter-ended September 30, 1997, SEC File No. 0-29284)

Exhibit
Number                    Description
-------                  ------------
*10.1 Loan Agreement Dated as of March 28, 1997 by and between the Company and American National Bank and Trust Company of Chicago

*10.1.1 First Amendment to Loan Agreement between the Company and American National Bank and Trust Company of Chicago dated as of June 6, 1997.

*10.2       Amended and Restated 1996 Telegroup, Inc. Stock Option Plan

*10.3       Form of Employment Agreement between the Company and Fred Gratzon

*10.4       Form of Employment Agreement between the Company and Clifford Rees

*10.5       Form of Indemnification Agreement

*10.6 Registration Rights Agreement among Telegroup, Inc., Greenwich Street Capital Partners, L.P., Greenwich Street Capital Offshore Fund, Ltd., TRV Employees Fund, L.P., The Travelers Insurance Company and The Travelers Life and Annuity Company Dated as of November 27, 1996

*10.7 Form of Registration Rights Agreement between the Company and certain Shareholders of the Company

*^10.8      Agreement between Telegroup, Inc. and New T & T Hong Kong Limited

*^10.9 Resale Solutions Switched Services Agreement between Sprint Communications Company L.P. and Telegroup, Inc.

*10.10      Form of Employment Agreement between the Company and John P. Lass

*10.11      Form of Employment Agreement between the Company and Ron
            Jackenthal

*10.12 Form of Employment Agreement between the Company and Certain Executive Officers

***10.13 Notes Registration Rights Agreement between the Company and Smith Barney Inc., and Alex Brown Incorporated Dated as of October 23, 1997

**10.14 Registration Rights Agreement between the Company and Smith Barney Inc. Dated as of September 30, 1997

Exhibit
Number                         Description
-------                       -------------
 12.1       Statement re Computation of Ratio of Earnings to Fixed Charges

*21.1       Subsidiaries of Telegroup, Inc.

 23.1       Consent of KPMG

 24.1       Power of Attorney

 27.1       Financial Data Schedule

  * Incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 333-25065.
 ** Incorporated by reference to the Company's Registration Statement on Form S-1, SEC File No. 333-42965.
*** Incorporated by reference to the Company's Registration Statement on Form S-4, SEC File No. 333-42979
^ Confidential Treatment has been granted for portions of this document. The redacted material has been filed separately with the Commission.