Form 10-Q
period 1998-03-31
TELEGROUP INC
filed 1998-05-14
CIK 1037535

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                               ---------------

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                        Yes [   ]    No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: There are 33,003,903
                                                    ----------------------
shares of Common stock outstanding as of March 31, 1998 and 33,124,205 as
---------------------------------------------------------------------------
of the close of business on May 13, 1998.
----------------------------------------

                               TELEGROUP, INC.

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1997
        and March 31, 1998 (unaudited)..................................  3

        Consolidated Statements of Operations for the Three
        Months Ended March 31, 1997 (unaudited) and
        March 31, 1998 (unaudited)......................................  4

        Consolidated Statements of Comprehensive Earnings for
        the Three Months Ended March 31, 1997 (unaudited) and
        March 31, 1998 (unaudited)....................................... 5

        Consolidated Statement of Shareholders' Equity for the
        Three Months Ended March 31, 1998 (unaudited)...................  6

        Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 1997 (unaudited) and March 31, 1998 (unaudited).......  7

        Notes to Consolidated Financial Statements (unaudited)..........  8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...........................................  13

PART II - OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings.................................................17

Item 2. Changes in Securities and Use of Proceeds.........................17

Item 3. Defaults Upon Senior Securities...................................17

Item 4. Submission of Matters to a Vote of Security Holders...............17

Item 5. Other Information.................................................17

Item 6. Exhibits and Reports on Form 8-K..................................19

Exhibit Index.............................................................20

Signatures................................................................21

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS

                       TELEGROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1997 AND MARCH 31,1998 (UNAUDITED)

                                                       December 31,  March 31,
                                                      ------------------------
                     ASSETS                                1997        1998
                     ------                           ------------  ----------
Current assets:
     Cash and cash equivalents                        $ 74,213,856  73,094,622
     Securities available-for-sale                      21,103,030  11,894,458
     Accounts receivable and unbilled services, less
      allowance for credit losses of $6,173,846 and
      $5,351,555 at December 31, 1997 and March 31,
      1998, respectively                                54,188,757  47,358,655
     Income tax recoverable                              2,693,679   2,516,440
     Prepaid expenses and other assets                   1,384,886   1,170,070
     Receivables from shareholders                          39,376      34,430
     Receivables from employees                            152,259     115,206
                                                       -----------  ----------
               Total current assets                    153,775,843 136,183,881
                                                       -----------  ----------
Net property and equipment                              27,912,978  31,890,499
                                                       -----------  ----------
Other assets:
     Deposits and other assets                           3,594,101   7,610,375
     Goodwill, net of amortization of $142,203 and
      $248,807 at December 31, 1997 and
      March 31,1998, respectively                        3,102,707   8,142,916
     Capitalized software, net of amortization           1,724,758   1,959,225
     Debt issuance costs, net of amortization            3,648,026   3,674,568
                                                       -----------  ----------
                                                        12,069,592  21,387,084
                                                       -----------  ----------
               Total assets                           $193,758,413 189,461,464
                                                       -----------  ----------
                                                       -----------  ----------

                                                      December 31,  March 31,
                                                      ------------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY                 1997       1998
      ------------------------------------            ------------   ---------
Current liabilities:
     Accounts payable                                   48,434,985  46,953,993
     Commissions payable                                 7,691,401   6,695,034
     Accrued expenses                                    4,479,515   6,364,338
     Customer deposits                                     778,024   1,079,614
     Unearned revenue                                      186,779      95,826
     Current portion of capital lease obligations          158,706     150,262
     Current portion of long-term debt (note 2)             93,788     162,970
                                                       -----------  ----------
               Total current liabilities                61,823,198  61,502,037
                                                       -----------  ----------
Capital lease obligations, excluding current portion       221,179     189,569
Long-term debt, excluding current portion(note 2)      101,450,951 103,415,166
Minority interest                                             -           -
Shareholders' equity:
     Common stock, no par or stated value;
     150,000,000 shares authorized, 30,889,945
     and 33,003,903 shares issued and outstanding
     at December 31, 1997 and March 31,1998,
     respectively                                            -           -
     Additional paid-in capital                         51,649,660  56,967,668
     Retained deficit
(21,125,080)(32,365,300)
     Accumulated comprehensive earnings                   (261,495)  (
247,676)
                                                       ----------- -----------
               Total shareholders' equity               30,263,085  24,354,692
                                                       ----------- -----------
               Commitments and contingencies (notes)

               Total liabilities and
                shareholders' equity                  $193,758,413 189,461,464

                                                       ----------- -----------
                                                       ----------- -----------

See accompanying notes to consolidated financial statements.

                   TELEGROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               THREE MONTHS ENDED MARCH 31,1997 AND 1998

                                                          Three months
                                                         ended March 31,
                                                       ------------------
                                                        1997         1998
                                                       ------       ------
Revenues:
  Retail                                           $ 56,909,405   57,018,648
  Wholesale                                          17,186,372   28,846,014
                                                     ----------   ----------
         Total revenues                              74,095,777   85,864,662
         Cost of revenues                            53,282,940   69,002,388
                                                     ----------   ----------
         Gross profit                                20,812,837   16,862,274
                                                     ----------   ----------

Operating expenses:
   Selling, general and administrative expenses      19,454,755   24,281,908
   Depreciation and amortization                        806,539    2,181,791
   Stock option based compensation                       85,595       85,595
                                                     ----------  -----------
      Total operating expenses                       20,346,889   26,549,294
                           ----------   ----------   ----------  -----------
       Operating income (loss)                          465,948   (9,687,020)

Other income (expense):
   Interest expense                                    (729,450)  (2,490,005)
   Interest income                                      184,359    1,123,833
   Foreign currency transaction loss                   (367,564)    (152,055)
   Other                                                 31,048       52,907
                                                     ----------   ----------
Earnings (loss) before income taxes                    (415,659) (11,152,340)

Income tax benefit (expense)                            138,647      (87,880)

Minority interest in share of loss                         -            -
                                                      ---------   ----------

Net earnings (loss)                                $   (277,012) (11,240,220)
                                                      ---------   ----------
                                                      ---------   ----------
Basic and diluted net earnings (loss)
        per common share                                  (0.01)       (0.35)
                                                      ---------   ----------
                                                      ---------   ----------
Weighted-average common shares outstanding
        basic and diluted                            24,651,989   32,082,975
                                                     ----------   ----------
                                                     ----------   ----------

See accompanying notes to consolidated financial statements.

                      TELEGROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (UNAUDITED)
                 THREE MONTHS ENDED MARCH 31,1997 AND 1998

                                                             Three months
                                                           ended March 31,
                                                         ------------------
                                                           1997       1998
                                                         --------    ------

Net earnings (loss)                                 $  (277,012)  (11,240,220)
Foreign currency translation adjustment,
         net of tax                                     (41,679)       13,819
                                                    -----------    ----------
Comprehensive earnings (loss)                       $  (318,691)  (11,226,401)
                                                    -----------    ----------
                                                    -----------    ----------

See accompanying notes to consolidated financial statements.

                        TELEGROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31,1998

                                                      Foreign       Total
                               Additional             currency      share-
                 Common stock    paid-in   Retained   translation   holders'
                Shares  Amount   capital    deficit   adjustment    equity
                ------  ------ ----------- --------- -------------  ---------

Balances at
  December 31,
  1997          30,889,945 $ -  51,649,660 (21,125,080) (261,495)  30,263,085

Net loss              -      -        -    (11,240,220)     -     (11,240,220)

Shares issued
  in connection
  with business
  combinations
  (note 3)         304,267   -   4,056,504        -         -       4,056,504

Compensation
  expense in
  connection
  with stock
  option plan         -      -      85,595        -         -          85,595

Shares issued
  in-lieu of
  future sales
  commissions
  (note 3)          40,000   -     565,000        -         -         565,000

Payment received
  on note
  receivable from
  shareholder         -      -      31,420        -         -          31,420

Issuance of shares
  for options
  exercised
  (note 3)         442,358   -     579,489        -         -         579,489

Issuance of shares
  for warrants
  exercised      1,327,333   -        -           -         -            -

Change in
  foreign
  currency
  translation         -      -       -           -        13,819       13,819
                ---------- ----  ---------  ----------   -------   ----------
Balances at
  March 31,
  1998          33,003,903 $ -  56,967,668 (32,365,300) (247,676)  24,354,692
                ---------- ---- ----------  ----------   -------   ----------
                ---------- ---- ----------  ----------   -------   ----------

See accompanying notes to consolidated financial statements.

                      TELEGROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                THREE MONTHS ENDED MARCH 31,1997 AND 1998


                                                     Three months
                                                    ended March 31,
                                               -------------------------
                                                  1997             1998
                                               ----------        --------
Cash flows from operating activities:
   Net loss                                    $  (277,012)  (11,240,220)
   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                806,539     2,181,791
      Deferred income taxes                        (61,595)         -
      Loss on sale of equipment                       -              378
      Provision for credit losses on
       accounts receivable                       2,473,265     1,420,901
      Accretion of debt discounts                  127,263     1,969,473
      Stock option based compensation expense       85,595        85,595
   Changes in operating assets and liabilities,
       excluding the effects of business
       combinations:
      Accounts receivable and unbilled services (5,294,238)    5,472,099
      Prepaid expenses and other assets             90,185       282,999
      Deposits and other assets                   (680,009)   (3,443,067)
      Accounts payable, commissions payable and
       accrued expenses                          8,990,423      (740,067)
      Income taxes                                 (77,915)      177,239
      Unearned revenue                             (24,286)      (90,953)
      Customer deposits                             35,490       301,590
                                                ----------     ---------
           Net cash provided by (used in)
            operating activities                 6,193,705    (3,622,242)
                                                ----------     ---------
Cash flows from investing activities:
   Purchases of equipment                       (3,285,409)   (5,708,070)
   Sales of securities available-for-sale             -        9,208,572
   Proceeds from sale of equipment                    -              250
   Capitalization of software                     (201,590)     (394,068)
   Business combinations,
    net of cash acquired                              -         (988,290)
   Net change in receivables from
    shareholders and employees                     (41,641)       41,999
                                                 ---------     ---------
            Net cash (used in) provided by
             investing activities               (3,528,640)    2,160,393
                                                 ---------     ---------

Cash flows from financing activities:
   Debt issuance costs                                -         (164,194)
   Net proceeds from options exercised                -          579,489
   Principal payments from other
    long-term borrowings                          (378,649)      (77,865)
   Principal payments under capital
    lease obligations                              (51,232)      (40,054)
   Proceeds received on note due from
    shareholder                                       -           31,420
                                                 ---------     ---------
           Net cash (used in) provided by
            financing activities                  (429,881)      328,796
                                                 ---------     ---------
Effect of exchange rate changes on cash            (63,150)       13,819
                                                 ---------     ---------
Net increase in cash and
 cash equivalents                              $ 2,172,034    (1,119,234)
Cash and cash equivalents at beginning
 of period                                      14,155,013    74,213,856
                                                ----------    ----------
Cash and cash equivalents at end of period     $16,327,047    73,094,622
                                                ----------    ----------
                                                ----------    ----------
Supplemental disclosures of cash flow
    information:
   Interest paid                               $     4,417     1,990,005
                                                ----------    ----------
                                                ----------    ----------
   Income taxes paid                           $       975        10,370
                                                ----------    ----------
                                                ----------    ----------
Supplemental disclosures of noncash
    investing and financing activities:
   Common stock issued in-lieu of
    future sales commissions                   $      -          565,000
                                                ----------    ----------
                                                ----------    ----------

   Common stock issued in connection
    with business combinations                 $      -        4,056,504
                                                ----------    ----------
                                                ----------    ----------


See accompanying notes to consolidated financial statements.

                     TELEGROUP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

(1)  PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements of Telegroup, Inc. and subsidiaries (the Company or Telegroup) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 1997, was derived from the Company's audited consolidated balance sheet as of that date. The consolidated financial statements as of March 31,1998 and for the three month period then ended are unaudited. In the opinion of the Company, such interim financial statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, the Company believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K.

(2)  DEBT

     Long-term debt at December 31, 1997 and March 31,1998 is shown below:

                                         December 31,         March 31,
                                         ------------------------------
                                              1997              1998
                                         -------------      -----------
     8.0% convertible subordinated
       notes, due April 15, 2005,
       unsecured                           25,000,000         25,000,000
     10.5% senior discount notes,
       net of discount, due
       November 1, 2004, unsecured         76,442,135         78,411,608
     8.5% note payable, due monthly
       through fiscal 2000, secured by
       vehicle                                 11,082              6,235
     10.8% note payable, due monthly
       through fiscal 1998, secured by
       equipment financed                      80,955             59,662
     8.00% note payable, due fiscal
       1998, unsecured                           -                93,395
     6.85% note payable, due monthly
       through fiscal 1999, unsecured           8,204              6,639
     8.00% note payable, due monthly
       through fiscal 1998, unsecured           2,363                597
                                          -----------        -----------
                                          101,544,739        103,578,136
     Less current portion                     (93,788)          (162,970)
                                          -----------        -----------
                                         $101,450,951        103,415,166
                                         ------------         ----------
                                         ------------         ----------

(3)  SHAREHOLDERS' EQUITY

     ACQUISITIONS

    On January 15, 1998, the Company acquired the operations of its Australian country coordinator. Consideration for the Australian country coordinator was $97,151 and 119,036 shares of unregistered common stock of the Company valued at $1,581,982, for total consideration of $1,679,133.

    The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of the acquisition was allocated based on fair values as follows:

         Property and equipment                $    18,104
         Goodwill                                1,661,029
                Total                          $ 1,679,133


    Also on January 15, 1998, the Company acquired the operations of its New Zealand country coordinator. Consideration for the New Zealand country coordinator was $90,000 and 178,554 shares of unregistered common stock of the Company valued at $2,374,768, for total consideration of $2,464,768.

    The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of the acquisition was allocated based on fair values as follows:

         Property and equipment                $    18,122
         Goodwill                                2,446,646
                Total                          $ 2,464,768

   On January 21, 1998, the Company acquired 60 percent of the common stock of, and controlling interest in, Redicall Pty Limited (Redicall) for $504,375 and 6,677 shares of unregistered common stock valued at $99,754, for total consideration of $604,129. Redicall is engaged in the wholesale distribution of prepaid telephone calling cards. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of the acquisition was allocated based on fair values as follows:

         Current assets                       $    156,337
         Property and equipment                      1,672
         Deposits                                    8,207
         Goodwill                                  727,234
         Current liabilities                      (147,532)
         Non-current liabilities                  (141,789)

                Total                          $   604,129

   The minority interest deficit of 40% was included in the calculation of goodwill due to the Company absorbing all of Redicall's net earnings and losses until Redicall's net asset becomes positive. Until Redicall's net asset deficit becomes positive, no minority interest is reflected in the accompanying financial statements. Pro forma operating results of the companies described above, assuming these acquisitions were consummated on January 1, 1997, do not significantly differ from reported amounts.

   WARRRANTS

   During the quarter ended March 31, 1998, all of the Company's outstanding warrants were exercised in a cashless transaction. Total warrants exercised were 1,327,333, which represented the total warrants outstanding of 1,327,500 less 167 warrants which were canceled. The canceled warrants represent the value of the consideration (exercise price) due from the warrant holder at the time of exercise.

   SHARES ISSUED IN-LIEU OF FUTURE SALES COMMISSIONS

   On January 15, 1998, the Company prepai d sales commissions owed to certain independent sales agents. Total consideration was $700,000 and 40,000 shares of unregistered common stock valued at $565,000. The total consideration of $1,265,000 is being amortized using an accelerated method over the estimated life of the agent's customers or three years, whichever is shorter.

(4)  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for the presentation of comprehensive income in the financial statements. Comprehensive income includes income and loss components which are otherwise recorded directly to stockholders' equity under generally accepted accounting principles. The Company adopted SFAS 130 effective January 1, 1998 and has included a separate statement entitled "Consolidated Statement of Comprehensive Earnings" which reports the components of other comprehensive income.

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

      TENDER OFFER

      On February 3, 1998, Telegroup acquired 9.9 percent (2,350,000 shares) of Newsnet ITN LTD (Newsnet), a publicly traded Australian company. Total consideration given was $963,171. In addition, Telegroup commenced a tender offer for all of the shares of Newsnet at a price of $0.60 (AUD) per share. This tender offer is pending approval of existing Newsnet shareholders. Newsnet provides enhanced fax services, including LAN-based fax and fax forwarding.

      SUBSEQUENT EVENTS

      On April 23, 1998, the Company entered into a 25 year indefeasible right of use agreement with Cable and Wireless Communications Services Limited (Cable and Wireless) for the right to use network capacity in an under-sea fiber cable system. The agreement calls for a $975,000 payment upon the execution of the agreement and a remaining payment of $8,775,000 upon the activation of service or 90 days from the date of the agreement, whichever is sooner. In addition, the Company will be responsible for its pro rata share of the costs and fees in relation to the operation and maintenance of the cable system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING
STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S ABILITY TO SEIZE OPPORTUNITIES FROM CONTINUING DEREGULATION OF THE TELECOMMUNICATIONS MARKETS, THE NUMBER OF SWITCHES/NODES AND FACILITIES THE COMPANY PLANS TO INSTALL, TECHNOLOGICAL DEVELOPMENT OF THE COMPANY'S NETWORK, THE ANTICIPATED EXPANSION OF REGIONAL CARRIER SALES, THE PREPAYMENT OF EXISTING NOTES, AND THE INCREASE IN THE COMPANY'S INTERNAL AND EXTERNAL SALES FORCES. THE COMPANY'S REVENUES AND ABILITY TO CONTINUE ITS EXPANSION ARE DIFFICULT TO FORECAST AND COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF NUMEROUS FACTORS, INCLUDING WITHOUT LIMITATION, OPERATING AND TECHNICAL PROBLEMS, REGULATORY UNCERTAINTIES, POSSIBLE DELAYS IN THE FULL IMPLEMENTATION OF LIBERALIZATION INITIATIVES, COMPETITION, AVAILABILITY OF CAPITAL, FOREIGN CURRENCY FLUCTUATIONS, AND CHANGES IN THE US AND FOREIGN TAX LAWS.


     The following discussion of the financial condition and performance of the Company should be read in conjunction with the consolidated financial statements and related notes and other detailed information regarding the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and other reports filed by the Company with the SEC.

SUMMARY

   Telegroup is a leading emerging multinational carrier of long distance telecommunications services to over 200 countries. Telegroup offers services to small and medium-sized businesses and residential customers. The Company also provides value-added wholesale services to over 40 domestic and international telecommunications carriers. Telegroup believes that it has one of the most comprehensive global sales, marketing, and customer service organizations of the emerging multinational carriers. The Company operates a digital, facilities-based network, the Telegroup Intelligent Global Network , which consists of a central operating center, twenty-one switches, five enhanced service platforms, owned or leased capacity on ten digital fiber-optic cable links, and leased parallel data transmission capacity.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH
31, 1997

     Revenues. Revenues increased 15.9%, or $11.8 million, from $74.1 million in the three months ended March 31,1997 to $85.9 million in the three months ended March 31,1998. This increase was primarily due to growth in international and domestic wholesale revenues. Wholesale revenues increased from $17.2 million, or 23.2% of total revenues in the three months ended March 31,1997, to $28.8 million, or 33.6% of revenues for the three months ended March 31,1998.

     Cost of Revenues. Cost of revenues increased 29.5%, or $15.7 million, from $53.3 million in the three months ended March 31, 1997 to $69.0 million in the three months ended March 31, 1998. As a percentage of revenues, cost of revenues increased from 71.9% to 80.4%, primarily as a result of a larger percentage of lower margin wholesale revenues and retail price declines in certain deregulating markets.

     Operating Expenses. Operating expenses increased 30.5%, or $6.2 million, from $20.3 million in the three months ended March 31,1997 to $26.5 million in the three months ended March 31,1998, primarily as a result of an increase in the number of employees necessary to provide customer service, billing and collection and accounting support. Other contributing factors were depreciation and amortization, as discussed below. As a percentage of revenues, operating expenses increased 3.4% from 27.5% in the three months ended March 31,1997 to 30.9% in the three months ended March 31,1998. The number of full and part-time employees grew from 472 in the three months ended March 31,1997, to 702 in the three months ended March 31, 1998, representing a 48.7% increase.

     Bad Debt. Bad debt expense decreased from $2.5 million, or 3.4% of revenues in the three months ended March 31,1997 to $1.4 million, or 1.6% of revenues, in the three months ended March 31,1998. The decrease in bad debt expense as a percentage of revenues in the three months ended March 31, 1998 was due to continued vigilance in assessing the credit worthiness of new subscribers to Company services and improved fraud control procedures.

     Depreciation and Amortization. Depreciation and amortization increased from $0.8 million in the three months ended March 31,1997, to $2.2 million in the three months ended March 31,1998, primarily due to increased capital expenditures incurred in connection with the development and expansion of the TIGN, as well as amortization expenses associated with intangible assets.

     Operating Income. Operating income decreased by $10.2 million, from $0.5 million in the three months ended March 31,1997, to $(9.7) million in the three months ended March 31,1998, as a result of the preceding factors.

     Net Loss. Net loss increased approximately $10.9 million, from $(0.3) million in the three months ended March 31,1997, to $(11.2) million in the three months ended March 31,1998. The increase is attributable to lower operating income, a $0.8 million increase in net interest expense, partly offset by a $0.2 million decrease in foreign currency transaction losses.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's capital requirements have consisted of capital expenditures in connection with the acquisition and maintenance of switching capacity and funding of accounts receivable and other working capital requirements. The Company's capital requirements have been funded primarily by funds provided by operations, the Company's Initial Public Offering, convertible debentures, long-term debt, additional equity issuances, and by capital leases. The Company may require additional capital to develop and expand the TIGN, open new offices, introduce new telecommunications services, upgrade and/or replace its management information systems, fund its acquisition plans, and fund its anticipated operating losses and net cash outflows in the near term. In addition, the implementation of the Company's strategy to develop an ATM-based network is dependent on, among other things, the ability of the Company to obtain additional financing. The Company may seek to raise such additional capital from public or private equity and/or debt sources. There can be no assurance that the Company will be able to obtain the additional financings or if obtained, that it will be able to do so on a timely basis or on terms favorable to the Company.

          Net cash provided by (used in) operating activities was $6.2 million in the three months ended March 31, 1997 and $(3.6) million in the three months ended March 31, 1998. The net cash provided by operating activities in the three months ended March 31, 1997 was primarily due to a greater increase in accounts payable to carriers relative to the increase in accounts receivable from customers and an increase in the provision for credit losses on accounts receivable. The net cash used in operating activities in the three months ended March 31, 1998 was primarily due to the net loss, partly offset by a decrease in accounts receivable, an increase in depreciation and amortization expense, and an increase in accretion of the debt discount. The $3.4 million increase in deposits and other assets in the three months ended March 31, 1998, was due primarily to deposits on major accounting and billing software systems not yet in service at period end.

          Net cash (used in) provided by investing activities was $(3.5) million in the three months ended March 31, 1997, and $2.2 million in the three months ended March 31, 1998. The net cash used in the three months ended March 31, 1997 was primarily due to increases in equipment purchases. The net cash provided in the three months ended March 31, 1998 was primarily due to sales of securities available-for-sale, partly offset by equipment purchases.

          Net cash (used in) provided by financing activities was $(.4) million in the three months ended March 31, 1997, and $.3 million in the three months ended March 31, 1998. The net cash used in the three months ended March 31, 1997, was primarily due to principal payments on long-term borrowings. The net cash provided in the three months ended March 31, 1998, was primarily due to proceeds from options exercised.

          The continued development and expansion of the TIGN, the upgrade or replacement of the Company's management information systems, the opening of new offices, and the introduction of new telecommunications services, as well as the funding of anticipated operating losses and net cash outflows, will require additional capital. The Company has identified an additional $57 million of capital expenditures, including acquisitions, which the Company intends to undertake for the remainder of 1998. The Company currently anticipates that the cash on hand will allow the Company to fund capital expenditures as planned and to fund anticipated operating losses and net cash outflows for the remainder of the year. The amount of the Company's actual future capital requirements will depend upon many factors, including the performance of the Company's business, the rate and manner in which it expands the TIGN, increases staffing levels and customer growth, upgrades or replaces management information systems and opens new offices, as well as other factors that are not within the Company's control, including competitive conditions and regulatory or other government actions. In the event that the Company's plans or assumptions change or prove to be inaccurate, or if internally generated funds and funds from other financings if entered into, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional funds earlier than currently anticipated. There can be no assurance that any additional financing will be available to the Company in the future or, if available, that it could be obtained on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

  While the Company believes that its software applications are year 2000 compliant, there can be no assurance until the year 2000 occurs that all of its systems will then function adequately. All software systems which the Company purchases are required by the Company to be year 2000 compliant. In addition, the Company is developing year 2000 compliancy tests for year 2000 compliancy end-to-end across all systems. At this time, the Company believes that neither the risks nor the costs incurred to be year 2000 compliant are material to the Company. However, if the software applications of local exchange carriers, long distance carriers or others on whose services the Company depends are not year 2000 compliant, the non-compliance of those applications could have a material adverse effect on the Company's financial condition and results of operations.

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

Item 2.  Changes in Securities and Use of Proceeds.
------   -----------------------------------------

     On January 15, 1998, to acquire business assets of the LeHeron Corporation Limited in Australia and New Zealand, the Company issued 297,590 shares of common stock. Also on January 15, 1998, the Company issued 40,000 shares of common stock in lieu of future sales commissions to Katz & Associates in Brazil. On February 27, 1998, the Company issued 6,677 shares of common stock to purchase 60% of the common stock of RediCall Pty. Limited in Australia.

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

 (iv) the Company's ability to successfully introduce new service offerings on a timely and cost-effective basis, including without limitation the Company's ability to (a) expand successfully its long distance and enhanced service offerings to new markets, and (b) offer bundled service packages on terms attractive to its customers.

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

              None                   19

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

    3.1 Form of Indenture for 8.0% Convertible Notes dated September 30, 1997 (incorporated by reference to Exhibit
                    4.1 to the Company's Form 10-Q for the quarter-ended September 30, 1997, SEC File No. 0-29284)

    3.2 Form of Indenture for 10.5% Senior Discount Notes dated October 23, 1997 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarter-ended September 30, 1997, SEC File No. 0-29284)

     27             Financial Data Schedule

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Telegroup, Inc.



Date: May 14, 1998                  By:   /s/ Douglas Neish
                                         -----------------------
                                              Douglas Neish
                                              Vice President and
                                              Chief Financial Officer


Date: May 14, 1998                  By:   /s/ Gary Korf
                                         -----------------------
                                              Gary Korf
                                              Controller