Form 10-Q
period 1998-06-30
TELEGROUP INC
filed 1998-08-13
CIK 1037535

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                               ---------------

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                       Commission File No. 000-29284

                               TELEGROUP, INC.
             (Exact name of Registrant as Specified in Its Charter)


            Iowa                                      42-1344121
-------------------------------               ----------------------------
(State or Other Jurisdiction of             (IRS Employer Identification No.)
 Incorporation or Organization)

2098 Nutmeg Avenue, Fairfield, IA                         52556
----------------------------------            -----------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code: 515-472-5000
                                                   ------------------------

------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report

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

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes [   ]    No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: There are 33,327,770
                                                    ----------------------
shares of Common stock outstanding as of June 30, 1998 and 33,527,520 as
----------------------------------------------------------------------------
of the close of business on August 12, 1998.
--------------------------------------------

                               TELEGROUP, INC.

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          PAGE
-------------------------------                                         ----

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1997
        and June 30, 1998 (unaudited)..................................   3

        Consolidated Statements of Operations for the Three and
        Six Months Ended June 30, 1997 (unaudited) and
        June 30, 1998 (unaudited)......................................   4

        Consolidated Statements of Comprehensive Earnings for the
        Three and Six Months Ended June 30, 1997 (unaudited) and
        June 30, 1998 (unaudited)......................................   5

        Consolidated Statement of Shareholders' Equity for the
        Six Months Ended June 30, 1998 (unaudited)....................... 6

        Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1997 (unaudited) and June 30, 1998 (unaudited).......    7

        Notes to Consolidated Financial Statements (unaudited)..........  8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...........................................  12

PART II - OTHER INFORMATION
---------------------------

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

Item 5. Other Information.................................................17

Item 6. Exhibits and Reports on Form 8-K..................................19

Exhibit Index.............................................................20

Signatures................................................................21

PART I - FINANCIAL INFORMATION
-------------------------------
ITEM 1. FINANCIAL STATEMENTS

                       TELEGROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 1997 AND JUNE 30,1998 (UNAUDITED)

                                                       December 31,   June 30,
                                                      ------------------------
                     ASSETS                                1997        1998
                     ------                           ------------  ----------
Current assets:
     Cash and cash equivalents                        $ 74,213,856  21,125,067
     Securities available-for-sale                      21,103,030   4,024,206
     Accounts receivable and unbilled services, less
      allowance for credit losses of $6,173,846 and
      $7,053,954 at December 31, 1997 and June 30,
      1998, respectively                                54,188,757  58,767,130
     Income tax recoverable                              2,693,679   2,340,136
     Prepaid expenses and other assets                   1,384,886   3,355,726
     Receivables from shareholders                          39,376     536,302
     Receivables from employees                            152,259     153,764
                                                       -----------  ----------
               Total current assets                    153,775,843  90,302,331
                                                       -----------  ----------
Net property and equipment                              27,912,978  52,102,045
                                                       -----------  ----------
Other assets:
     Deposits and other assets                           3,594,101  14,191,124
     Goodwill, net of amortization of $142,203 and
      $453,963 at December 31, 1997 and
      June 30,1998, respectively                         3,102,707  21,379,343
     Capitalized software, net of amortization           1,724,758   2,346,452
     Debt issuance costs, net of amortization            3,648,026   3,805,015
                                                       -----------  ----------
                                                        12,069,592  41,721,934
                                                       -----------  ----------
               Total assets                           $193,758,413 184,126,310
                                                       -----------  ----------
                                                       -----------  ----------

                                                      December 31,   June 30,
                                                      ------------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY                 1997       1998
      ------------------------------------            ------------   ---------
Current liabilities:
     Accounts payable                                 $ 48,434,985  49,598,122
     Commissions payable                                 7,691,401   6,107,412
     Accrued expenses                                    4,479,515   5,296,779
     Customer deposits                                     778,024   1,072,478
     Unearned revenue                                      186,779     216,568
     Current portion of capital lease obligations          158,706     126,405
     Current portion of long-term debt (note 2)             93,788     111,716
                                                       -----------  ----------
               Total current liabilities                61,823,198  62,529,480
                                                       -----------  ----------
Capital lease obligations, excluding current portion       221,179     263,118
Long-term debt, excluding current portion(note 2)      101,450,951 105,534,456
Minority interest                                             -           -
Shareholders' equity:
     Common stock, no par or stated value;
     150,000,000 shares authorized, 30,889,945
     and 33,327,770 shares issued and outstanding
     at December 31, 1997 and June 30,1998,
     respectively                                            -           -
     Additional paid-in capital                         51,649,660  61,863,759
     Retained deficit                                  (21,125,080)(45,262,289)
     Accumulated other comprehensive income (deficit)     (261,495)   (802,214)
                                                       ----------- -----------
               Total shareholders' equity               30,263,085  15,799,256
                                                       ----------- -----------
               Commitments and contingencies (notes)

               Total liabilities and
                shareholders' equity                  $193,758,413 184,126,310

                                                       ----------- -----------
                                                       ----------- -----------

See accompanying notes to consolidated financial statements.

                   TELEGROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                THREE MONTHS ENDED JUNE 30, 1997 AND 1998
               AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                               Three months               Six months
                              ended June 30,            ended June 30,
                            ------------------       ------------------
                             1997         1998         1997        1998
                             ----         ----         ----        ----
Revenues:
  Retail                $ 56,618,155   64,301,723    113,527,560   121,320,370
  Wholesale               23,442,850   36,764,833     40,629,222    65,610,847
                          ----------  ----------     -----------   -----------
Total revenues            80,061,005  101,066,556    154,156,782   186,931,217
Cost of revenues          59,113,863   82,390,718    112,396,803   151,393,105
                          ----------   ----------    -----------   -----------
Gross profit              20,947,142   18,675,838     41,759,979    35,538,112
                          ----------   ----------    -----------   -----------

Operating expenses:
   Selling, general and
     administrative
     expenses             20,604,803   26,966,661     40,059,558    51,248,567
   Depreciation and
     amortization          1,137,001    2,720,914      1,943,540     4,902,706
   Stock option-based
     compensation             85,595       85,595        171,190       171,190
                          ----------   ----------    -----------   -----------
      Total operating
        expenses          21,827,399   29,773,170     42,174,288    56,322,463
                          ----------   ----------     ----------   -----------
       Operating loss       (880,257) (11,097,332)      (414,309)  (20,784,351)

Other income (expense):
   Interest expense         (759,930)  (2,374,663)    (1,489,380)   (4,864,669)
   Interest income           170,263      816,691        354,622     1,940,524
   Foreign currency
     transaction loss        (89,205)    (196,252)      (456,769)     (348,307)
   Other                      48,624      110,425         79,672       163,332
                          ----------   ----------    -----------   -----------

Loss before
       income taxes       (1,510,505) (12,741,131)    (1,926,164)  (23,893,471)

Income tax benefit
       (expense)             499,819     (155,858)       638,466      (243,738)

Minority interest in
   share of loss                -            -              -            -
                          ----------   ----------     ----------   ----------

Net loss                $ (1,010,686) (12,896,989)    (1,287,698)  (24,137,209)
                           ---------   ----------     ----------   -----------
                           ---------   ----------     ----------   -----------
Basic and diluted net loss
        per common share       (0.04)       (0.39)         (0.05)        (0.74)
                           ---------   ----------     ----------   -----------
                           ---------   ----------     ----------   -----------
Weighted-average common
        shares outstanding--
        basic and diluted 26,211,578   33,176,184     26,211,578    32,632,600
                          ----------   ----------     ----------   -----------
                          ----------   ----------     ----------   -----------


See accompanying notes to consolidated financial statements.

                   TELEGROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (UNAUDITED)
               THREE MONTHS ENDED JUNE 30, 1997 AND 1998
              AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                               Three months               Six months
                              ended June 30,            ended June 30,
                             ------------------       ------------------
                             1997         1998         1997        1998
                             ----         ----         ----        ----

Net earnings (loss)     $ (1,010,686) (12,896,989)    (1,287,698)  (24,137,209)

Foreign currency
   translation
   adjustment,
   net of tax                 10,434    (554,538)        (52,716)     (540,719)
                          ----------  ----------     -----------   -----------
Comprehensive
   earnings (loss)      $ (1,000,252) (13,451,527)    (1,340,414)  (24,677,928)
                          ----------   ----------    -----------   -----------
                          ----------   ----------    -----------   -----------

See accompanying notes to consolidated financial statements.

                        TELEGROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                        SIX MONTHS ENDED JUNE 30,1998

                                                      Accumulated    Total
                               Additional               other        share-
                 Common stock    paid-in   Retained  comprehensive   holders'
                Shares  Amount   capital    deficit income (deficit) equity
                ------  ------ ----------- --------- -------------  ---------

Balances at
  December 31,
  1997          30,889,945 $ -  51,649,660 (21,125,080) (261,495)  30,263,085

Net loss              -      -        -    (24,137,209)     -     (24,137,209)

Shares issued
  in connection
  with business
  combinations
  (note 3)         593,526   -   7,802,717        -         -       7,802,717

Compensation
  expense in
  connection
  with stock
  option plan         -      -     171,190       -         -          171,190

Shares issued
  in-lieu of
  future
  commissions
  (note 5)          40,000   -   1,565,000        -         -       1,565,000

Payment received
  on note
  receivable from
  shareholder         -      -      52,367        -         -          52,367

Issuance of shares
  for options
  exercised        476,966   -     622,825        -         -         622,825

Issuance of shares
  for warrants
  exercised      1,327,333   -        -           -         -            -

Change in
  foreign
  currency
  translation         -      -       -           -      (540,719)    (540,719)
                ---------- ----  ---------  ----------   -------   ----------
Balances at
  June 30,
  1998          33,327,770 $ -  61,863,759 (45,262,289) (802,214)  15,799,256
                ---------- ---- ----------  ----------   -------   ----------
                ---------- ---- ----------  ----------   -------   ----------

See accompanying notes to consolidated financial statements.

                      TELEGROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   SIX MONTHS ENDED JUNE 30,1997 AND 1998


                                                       Six months
                                                     ended June 30,
                                               -------------------------
                                                  1997             1998
                                               ----------        --------
Cash flows from operating activities:
   Net loss                                    $(1,287,698)  (24,137,209)
   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization              1,943,540     4,902,706
      Deferred income taxes                       (172,956)         -
      Loss on sale of equipment                       -              378
      Provision for credit losses on
       accounts receivable                       4,492,567     4,310,258
      Accretion of debt discounts                  132,952     4,007,784
      Stock option-based compensation expense      171,190       171,190
   Changes in operating assets and liabilities,
       excluding the effects of business
       combinations:
      Accounts receivable and
        unbilled services                      (17,209,936)   (2,308,458)
      Prepaid expenses and other assets         (1,052,073)   (1,902,657)
      Deposits and other assets                   (975,822)   (9,162,783)
      Accounts payable, commissions payable and
       accrued expenses                         13,579,276    (5,872,580)
      Income taxes                                 833,999       353,543
      Unearned revenue                              82,317        29,789
      Customer deposits                            101,281       294,454
                                                ----------     ---------
           Net cash provided by (used in)
            operating activities                   638,637   (29,313,585)
                                                ----------     ---------
Cash flows from investing activities:
   Purchases of equipment                       (8,253,247)  (27,389,466)
   Sales of securities available-for-sale             -       17,078,824
   Proceeds from sale of equipment                    -              250
   Capitalization of software                     (295,366)     (980,899)
   Business combinations,
    net of cash acquired                              -      (11,622,905)
   Net change in receivables from
    shareholders and employees                     (68,048)     (498,431)
                                                 ---------     ---------
            Net cash (used in) provided by
             investing activities               (8,616,661)  (23,412,627)
                                                 ---------     ---------

Cash flows from financing activities:
   Debt issuance costs                                -         (458,548)
   Net proceeds from options exercised                -          622,825
   Principal payments from other
    long-term borrowings                          (275,979)      (48,140)
   Principal payments under capital
    lease obligations                              (78,663)        9,638
   Proceeds received on note due from
    shareholder                                       -           52,367
                                                 ---------     ---------
           Net cash (used in) provided by
            financing activities                  (354,642)      178,142
                                                 ---------     ---------
Effect of exchange rate changes on cash            (52,716)     (540,719)
                                                 ---------     ---------
Net decrease in cash and
 cash equivalents                              $(8,385,382)  (53,088,789)
Cash and cash equivalents at beginning
 of period                                      14,155,013    74,213,856
                                                ----------    ----------
Cash and cash equivalents at end of period     $ 5,769,631    21,125,067
                                                ----------    ----------
                                                ----------    ----------
Supplemental disclosures of cash flow
    information:
   Interest paid                               $ 1,491,610     1,093,969
                                                ----------    ----------
                                                ----------    ----------
   Income taxes paid                           $       520         2,672
                                                ----------    ----------
                                                ----------    ----------
Supplemental disclosures of noncash
    investing and financing activities:
   Common stock issued in-lieu of
    future sales commissions                   $      -        1,565,000
                                                ----------    ----------
                                                ----------    ----------

   Common stock issued in connection
    with business combinations                 $      -        7,802,717
                                                ----------    ----------
                                                ----------    ----------


See accompanying notes to consolidated financial statements.

                     TELEGROUP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

(1)  PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements of Telegroup, Inc. and subsidiaries (the Company or Telegroup) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 1997, was derived from the Company's audited consolidated balance sheet as of that date. The consolidated financial statements as of June 30, 1998 and for the three and six month periods then ended are unaudited. In the opinion of the Company, such interim financial statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, the Company believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K as filed with the SEC.

(2)  DEBT

     Long-term debt at December 31, 1997 and June 30,1998 is shown below:

                                         December 31,         June 30,
                                         ------------------------------
                                              1997              1998
                                         -------------      -----------
     8.0% convertible subordinated
       notes, due April 15, 2005,
       unsecured                         $ 25,000,000         25,000,000
     10.5% senior discount notes,
       net of discount, due
       November 1, 2004, unsecured         76,442,135         80,449,919
     8.5% note payable, due monthly
       through fiscal 2000, secured by
       vehicle                                 11,082               -
     10.8% note payable, due monthly
       through fiscal 1998, secured by
       equipment financed                      80,955             37,789
     8.00% note payable, due fiscal
       1998, unsecured                           -                 6,010
     6.85% note payable, due monthly
       through fiscal 1999, unsecured           8,204              5,833
     8.00% note payable, due monthly
       through fiscal 1998, unsecured           2,363               -
     2.5% above prime note payable, due
       monthly through fiscal 2002,
       secured by office unit, London            -               119,760
     9.0% note payable, due monthly
       through fiscal 1998, secured by
       vehicle                                   -                26,861
                                          -----------        -----------
                                          101,544,739        105,646,172
     Less current portion                     (93,788)          (111,716)
                                          -----------        -----------
     Total long-term debt                $101,450,951        105,534,456
                                         ------------         ----------
                                         ------------         ----------

(3) BUSINESS COMBINATIONS

    During the six-month period ended June 30, 1998, the Company acquired assets or common stock of various companies providing products or services in the global telecommunications market. Each acquisition (described below) was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations are included in the consolidated financial statements for the date of acquisition.

    On January 15, 1998, the Company acquired the operations of its Australian and New Zealand country coordinators (collectively the Coordinators). Consideration for the Australian country coordinator was $107,584 and 119,036 shares of unregistered common stock of the Company valued at $1,581,982, for total consideration of $1,689,566. Consideration for the New Zealand country coordinator was $105,649 and 178,554 shares of unregistered common stock of the Company valued at $2,374,768, for total consideration of $2,480,417.

    The agreements also contained provisions which called for additional consideration if certain financial measures of the acquired entities were met subsequent to the date of acquisition. On June 5, 1998, the Company issued an additional 98,600 shares valued at $1,072,550 to the Coordinators To cancel such contingent consideration provisions in the original purchase agreements.

    The aggregate purchase price for these acquisitions was allocated based on estimated fair values as follows:

         Property and equipment                $    36,226
         Goodwill                                5,206,307

                Total                          $ 5,242,533

    On January 21, 1998, the Company acquired 60 percent of the common stock of, and controlling interest in, Redicall Pty Limited (Redicall) for $531,751 and 7,179 shares of unregistered common stock valued at $107,254, for total consideration of $639,005. Redicall is engaged in the wholesale distribution of prepaid telephone calling cards. The aggregate purchase price for this acquisition was allocated based on estimated fair values as follows:

         Current assets                       $    156,337
         Property and equipment                      1,672
         Deposits                                    8,207
         Goodwill                                  762,110
         Current liabilities                      (147,532)
         Non-current liabilities                  (141,789)

                Total                          $   639,005

    The minority interest's portion of the Redicall stockholders' deficit was included in the Company's calculation of goodwill. Accordingly, the Company will absorb all of Redicall's net earnings and losses until such deficit becomes positive. At June 30, 1998, no minority interest has been reflected in the accompanying financial statements.

    On February 3, 1998, the Company acquired a 9.9% interest in Newsnet ITN Limited (Newsnet), a provider of international and long-distance facsimile services, for $880,770 On May 31, 1998, the Company acquired the remaining 90.1% of Newsnet for an additional $8,909,565 bringing the total consideration paid to $9,790,335. The aggregate purchase price for this acquisition was allocated based on estimated fair values as follows:

            Current assets                             $  6,504,055
            Property and equipment                          682,398
            Intangibles                                   1,840,702
            Goodwill                                      6,879,092
            Current liabilities                          (5,747,820)
            Non-current liabilities                        (368,092)
                  Total                                 $ 9,790,335

    On April 20, 1998, the Company purchased South East Telecom Limited, Phone Centre Communications Limited, and Corporate Networks Limited (collectively Corporate Networks). Corporate Networks is engaged in the supply, installation,and maintenance of telecommunications equipment.
    Consideration for the purchase was cash of $62,544 and 164,463 shares of unregistered common stock of the Company valued at $2,338,922. Additional consideration to be paid in unregistered common stock of the Company is due by April 1999 based on average monthly usage of telephone related services by customers over a predetermined length of time as specified in the agreement. Due to the uncertainty of future customer usage, the Company is unable to calculate the minimum additional consideration. The aggregate purchase price for this acquisition as of June 30, 1998 was allocated based on estimated fair values as follows:

             Current assets                            $  2,171,640
             Property and equipment                         501,673
             Goodwill                                     2,969,106
             Current liabilities                         (3,240,953)
                    Total                               $ 2,401,466

    Additional consideration resulting from the telephony usage of the acquired customer accounts will be recorded as an addition to the purchase price when known.

    On May 31, 1998, the Company acquired the operations of its Latin American coordinator. Consideration for the purchase was 25,294 shares of common stock of the Company valued at $339,193. The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price for this acquisition was allocated to goodwill based on estimated fair values
    of the assets and liabilities acquired.   The total consideration of
    $339,193 is being amortized using an accelerated method over the estimated life of the coordinator's customers or three years, whichever is shorter.

    On June 5, 1998, the Company purchased approximately 2,500 long distance customer accounts of Mediacom Telefacilities Limited (Mediacom). Mediacom provides national and international long distance services to corporate customers throughout the United Kingdom. In accordance with the purchase agreement, the Company paid consideration of $576,100 and is obligated to pay additional consideration in the form of cash and unregistered common stock based upon the average monthly usage of the acquired customer accounts from April 1, 1998 through October 31, 1998. Due to the uncertainty of future customer usage, the Company is unable to calculate the minimum additional consideration. The aggregate purchase price of $576,100 was allocated to goodwill and will be amortized using an accelerated method over the estimated life of the acquired customers or three years, whichever is shorter. Additional consideration resulting from the financial performance of the acquired customer accounts will be recorded as an addition to the purchase price when known and amortized over the remaining life of the customers.

    Proforma operating results of the companies described above, assuming these acquisitions were consummated on January 1, 1997, do not differ significantly from reported amounts.

(4) SHAREHOLDERS' EQUITY

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

    STOCK OPTION PLAN

    On May 19, 1998, the Company increased the number of shares available for grant under the Stock Option Plan to 4,750,000.

(5) CONSIDERATION GIVEN IN-LIEU OF FUTURE COMMISSIONS

    On January 15, 1998, the Company prepaid sales commissions owed to certain independent sales agents. Total consideration was $700,000 and 40,000 shares of unregistered common stock valued at $565,000. The total consideration of $1,265,000 is being amortized to selling, general and administrative expenses using an accelerated method over the estimated life of the agent's customers or three years, whichever is shorter.

    On April 30, 1998, the Company prepaid sales commissions owed to an independent sales agent. Total consideration was $210,000. The total consideration is being amortized to selling, general and administrative expenses using an accelerated method over the estimated life of the agent's customers or three years, whichever is shorter.

    On June 30, 1998, the Company entered into an agreement to prepay commissions owed to an independent sales agent. Total consideration was $1,100,000 in cash and common stock valued at $1,000,000. Under this agreement, the Company is required to register the common stock in a public offering allowing such stock to be tradable in the open market. As of June 30, 1998, the common stock had not been registered or issued to this agent and, accordingly, the determination of actual shares issuable under this agreement could not be determined at June 30, 1998. The $1,000,000 to be issued in the Company's common stock is shown as additional paid-in capital on the consolidated financial statements at June 30, 1998. The number of shares will be listed as issued and outstanding upon registering the shares in a public offering. However, an estimate of the number of shares to be issued (approximately 97,500 shares based upon the Company's stock price at June 30, 1998) are included in the calculation of the weighted-average common shares outstanding for the three and six months ended June 30, 1998. The total consideration of $2,100,000 is being amortized using an accelerated method over the estimated life of this agent's commission stream from certain countries or five years, whichever is shorter.

(6) INDEFEASIBLE RIGHT OF USE AGREEMENTS

    On April 23, 1998, the Company entered into a 25-year indefeasible right of use (IRU) agreement with Cable and Wireless Communications Services Limited (Cable and Wireless) for the right to use network capacity in an under-sea fiber cable system. The Company paid $975,000 upon execution of the agreement and $8,775,000 on June 15, 1998, the date of activation. The cost of the IRU will be amortized over the life of the 25 year agreement. In addition, the Company will be responsible for its pro rata share of the cost and fees in relation to the operation and maintenance of the cable system.

    On May 21, 1998, the Company entered into an IRU agreement with Southern Cross Cable Network for the right to use network capacity in an under-sea fiber cable system. The Company paid $2,520,000 upon execution of the agreement. The IRU is scheduled to be ready for service by December 1999. Provided that the cable system is ready for service by this date, the Company will owe an additional $17,480,000, payable $2,480,000 in December, 1999, and in three annual installments of $5,000,000 thereafter. Until such time as the cable system is ready for service, the Company is accounting for the initial payment of $2,520,000 as a deposit. In addition, the Company will be responsible for its pro rata share of the cost and fees in relation to the operation and maintenance of the cable system.

(7) COMMITMENTS AND CONTINGENCIES

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

    The Company has a one-year $3,000,000 usage commitment with MFS/WorldCom in Frankfurt, Germany, to use MFS/WorldCom's fiber-optic network in its delivery of telecommunication services. This agreement began on September 5, 1997. On July 28, 1998, the Company and MFS/Worldcom agreed to an extension of the term of this agreement to June 30, 1999.

    The Company also has a two-year minimum usage commitment of $55,000,000 with WorldCom which began on May 1, 1998 and extends through April 30, 2000.

    The Company had an agreement with Meyer Group Limited (Meyer) with a usage commitment to terminate $3,000,000 in Hong Kong call traffic on Meyer's network by December 31, 1998. On August 1, 1998, the Company terminated this agreement without penalty.

    The Company has an agreement with Epoch Networks, Inc. for internet services, with a minimum monthly usage commitment of $875,000 over the next two years. This agreement began June 1, 1998.

    Shortfalls in usage commitments, if any, are recorded as cost of revenues in the period identified.

    LETTERS OF CREDIT

    The Company has outstanding irrevocable letters of credit in the amount of $537,918 as of June 30, 1998 with certain carriers. In addition, the Company has an outstanding revocable letter of credit in the amount of $2,500,000 with Meyer Group Limited, which was cancelled with the termination of the contract. These letters of credit, which have expiration dates from July 1, 1998 to June 12, 1999, collateralize the Company's obligations for network usage on the carriers' networks. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the arrangement with issuing banks.

    LITIGATION

    The Company is a party to certain litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a significant effect on the financial statements of the Company.

    SUBSEQUENT EVENTS

    On July 31, 1998, the Company entered into a definitive agreement to purchase 100% of the outstanding shares of Switch Telecom Pty Ltd and all of the assets of Frame Relay Pty Ltd. for cash consideration of $22,000,000. The transaction was consummated on August 5, 1998.

    On August 3, 1998, the Company entered into a Construction and Maintenance Agreement (C&MA) to build the Japan-U.S. Cable Network, an undersea cable system that will connect Japan and the U.S. by mid-year 2000. The Company is obligated to pay $2.7 million for ownership of its 0.17% share of this trans-Pacific cable, 20% by year-end 1998, 50% in 1999, and the balance in early 2000.

    On August 4, 1998, the Company obtained a $12,000,000 revolving credit facility with a financial institution. The facility expires November 2, 1998. The Company is currently in discussions with the institution to secure a long-term facility.

    On August 5, 1998, the Company entered into an agreement with Golden Gate Management, L.C. to purchase its present corporate headquarters located in Fairfield, Iowa. The $2,300,000 purchase price consists of the assumption of an existing $600,000 mortgage with the balance to be paid in 189,196 shares of unregistered common stock of the Company.

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

SUMMARY

   Telegroup is a rapidly growing multinational carrier of long distance telecommunications services to over 200 countries. Telegroup offers services to small and medium-sized businesses and residential customers. The Company also provides value-added wholesale services to over 40 domestic and international telecommunications carriers. Telegroup believes that it has one of the most comprehensive global sales, marketing, and customer service organizations of the emerging multinational carriers. The Company operates a digital, facilities-based network, the Telegroup Intelligent Global Network , which consists of a central operating center, twenty-five switches, five enhanced service platforms, owned or leased capacity on ten digital fiber-optic cable links, and leased parallel data transmission capacity.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE
30, 1997

     Revenues. Revenues increased 26.2%, or $21.0 million, from $80.1 million in the three months ended June 30,1997 to $101.1 million in the three months ended June 30,1998. This increase was primarily due to growth in international and domestic wholesale revenues. Wholesale revenues increased from $23.4 million, or 29.3% of total revenues in the three months ended June 30,1997, to $36.8 million, or 36.4% of revenues for the three months ended
June 30,1998. Retail revenues increased from $56.6 million, or 70.7% of total revenues in the three months ended June 30, 1997, to $64.3 million, or 63.6% of total revenues for the three months ended June 30, 1998.

     Cost of Revenues. Cost of revenues increased 39.4%, or $23.3 million, from $59.1 million in the three months ended June 30, 1997 to $82.4 million in the three months ended June 30, 1998. As a percentage of revenues, cost of revenues increased from 73.8% to 81.5%, primarily as a result of a larger percentage of lower margin wholesale revenues, retail price declines in certain deregulating markets, and an increase in fixed recurring costs as the Company transitions to becoming a facilities-based provider. The Company expects that the cost of revenues as a percentage of revenues will decline as the Company increases the volume and percentage of traffic transmitted over the TIGN and cost of revenues increasingly consists of fixed costs associated with leased and owned lines and the ownership and maintenance of the TIGN.


     Operating Expenses. Operating expenses increased 36.4%, or $7.9 million, from $21.8 million in the three months ended June 30,1997 to $29.8 million in the three months ended June 30,1998, primarily as a result of an increase in international subsidiaries and the number of employees necessary to provide direct sales internationally, customer service, billing and collection and accounting support. Other contributing factors were depreciation and amortization, as discussed below. As a percentage of revenues, operating expenses increased 2.2% from 27.3% in the three months ended June 30,1997 to 29.5% in the three months ended June 30,1998. The number of full a 29.9% increase.

     Bad Debt. Bad debt expense increased from $2.0 million, or 2.5% of revenues in the three months ended June 30, 1997 to $2.9 million, or 2.9% of revenues, in the three months ended June 30,1998. The increase in bad debt expense as a percentage of revenues in the three months ended June 30, 1998 was due to an increase in reserve to cover a receivable from a single customer.

     Depreciation and Amortization. Depreciation and amortization increased from $1.1 million in the three months ended June 30,1997, to $2.7 million in the three months ended June 30,1998, primarily due to increased capital expenditures incurred in connection with the development and expansion of the TIGN, as well as amortization expenses associated with intangible assets.

     Operating Loss. Operating loss increased by $10.2 million, from $0.9 million in the three months ended June 30,1997, to $11.1 million in the three months ended June 30,1998, as a result of the preceding factors.

     Net Loss. Net loss increased approximately $11.9 million, from $1.0 million in the three months ended June 30,1997, to $12.9 million in the three months ended June 30,1998. The increase is attributable to lower operating income and a $0.9 million increase in net interest expense.

     EBITDA. EBITDA decreased from $0.3 million in the three months ended June 30, 1997, to $($8.4) million in the three months ended June 30, 1998, as a result of the foregoing factors.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Revenues. Revenues increased 21.3%, or $32.8 million, from $154.2 million in the six months ended June 30, 1997 to $186.9 in the six months ended June 30, 1998. This increase was primarily due to growth in international and domestic retail sales and international and domestic wholesale revenues. Wholesale revenues increased from $40.6 million, or 26.4% of total revenues in the six months ended June 30, 1997, to $65.6 million or 35.1% of total revenues for the six months ended June 30, 1998. Retail rev $121.3 million, or 64.9% of total revenues in the six months ended June 30, 1998.

   Cost of Revenues. Cost of revenues increased 34.7%, or $39.0 million, from approximately $112.4 million to approximately $151.4 million. As a percentage of revenues, cost of revenues increased from 72.9% to 81.0%, primarily as a result of a larger percentage of lower margin wholesale revenues, retail price declines in certain deregulating markets, and an increase in fixed recurring costs as the Company transitions to becoming a facilities-based provider. The Company expects that the cost of revenues as a percentage of revenues will decline as the Company increases the volume and associated with leased and owned lines and the ownership and maintenance of the TIGN.

     Gross Profits. Gross profit decreased 14.9%, or $6.2 million, from $41.8 million in the six months ended June 30, 1997, to $35.5 million in the six months ended June 30, 1998. As a percentage of revenues, gross profit decreased from 27.0% to 19.0%, due to the increase in the relative cost of revenues as a percentage of overall revenues.

     Operating Expenses. Operating expenses increased 33.5%, or $14.1 million, from $42.2 million in the six months ended June 30, 1997 to $56.3 million in the six months ended June 30, 1998, primarily as a result of increased sales commissions related to revenue growth, as well as an increase in international subsidiaries and the number of employees necessary to provide direct sales internationally, customer service, billing and collection and accounting support. As a percentage of revenues, operating expenses increased 2.7% from 27.4% in the six months ended June 30, 1997 to 30.1% in the six months ended June 30, 1998.

     Bad debt expense decreased from $4.5 million, or 2.9% of revenues in the six months ended June 30, 1997 to $4.3 million, or 2.3% of revenues, in the six months ended June 30, 1998. The decrease in bad debt expense as a percentage of revenues in the six months ended June 30, 1998 was due to continued vigilance in assessing the creditworthiness of new subscribers to Company services, partly offset by an increase in reserve to cover a receivable from a single customer.

     Depreciation and amortization increased from $1.9 million in the six months ended June 30, 1997 to $4.9 million in the six months ended June 30, 1998, primarily due to increased capital expenditures incurred in connection with the development and expansion of the TIGN, as well as amortization expenses associated with intangible assets.

     Operating Loss. Operating loss increased by $20.4 million, from $0.4 million in the six months ended June 30, 1997, to $20.8 million in the six months ended June 30, 1998, as a result of increases in sales commissions and general administration expenses which were greater than increases in gross profit.

     Net Loss. Net loss increased approximately $22.8 million, from $1.3 million in the six months ended June 30, 1997, to $24.1 million in the six months ended June 30, 1998, as a result of lower operating income and a $1.8 million increase in interest expense net of interest income.

     EBITDA. EBITDA decreased from $1.3 million in the six months ended June 30, 1997, to $(15.9) million in the six months ended June 30, 1998, as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's capital requirements have consisted of capital expenditures in connection with the acquisition and maintenance of switching capacity and funding of accounts receivable and other working capital requirements. The Company's capital requirements have been funded primarily by funds provided by operations, the Company's Initial Public Offering, convertible debentures, long-term debt, additional equity issuances, and by capital leases. The Company may require additional capital to develop and expand the TIGN, open new offices, introduce new telecommunications services, upgrade and/or replace its management information systems, fund its acquisition plans, and fund its anticipated operating losses and net cash outflows in the near term. In addition, the implementation of the Company's strategy to expand the TIGN with an ATM backbone protocol is dependent on, among other things, the ability of the Company to obtain additional financing. The Company may seek to raise such additional capital from public or private equity and/or debt sources. There can be no assurance that the Company will be able to obtain the additional financings or if obtained, that it will be able to do so on a timely basis or on terms favorable to the Company.

     Net cash provided by (used in) operating activities was $.6 million in the six months ended June 30, 1997 and $(29.3) million in the six months ended June 30, 1998. The net cash provided by operating activities in the six months ended June 30, 1997 was primarily due to a greater increase in accounts payable to carriers relative to the increase in accounts receivable from customers and an increase in the provision for credit losses on accounts receivable. The net cash used in operating activities in the six months ended June 30, 1998 was primarily due to the net loss, partly offset by a decrease in accounts receivable, an increase in depreciation and amortization expense, and an increase in accretion of the debt discount. The $9.2 million increase in deposits and other assets in the six months ended June 30, 1998, was due primarily to deposits on major accounting and billing software systems not yet in service at period end.

     Net cash used in investing activities was $8.6 million in the six months ended June 30, 1997, and $23.4 million in the six months ended June 30, 1998. The net cash used in the six months ended June 30, 1997 was primarily due to increases in equipment purchases. The net cash used in the six months ended June 30, 1998 was primarily due to purchases of equipment and business combinations, partially offset by sales of securities available-for-sale.

          Net cash (used in) provided by financing activities was $(.4) million in the six months ended June 30, 1997, and $.2 million in the six months ended June 30, 1998. The net cash used in the six months ended June 30, 1997, was primarily due to principal payments on long-term borrowings. The net cash provided in the six months ended June 30, 1998, was primarily due to proceeds from options exercised.

          The continued development and expansion of the TIGN, the upgrade or replacement of the Company's management information systems, the opening of new offices, and the introduction of new telecommunications services, as well as the funding of anticipated operating losses and net cash outflows, will require additional capital. The Company has identified an additional $32 million of capital expenditures, including acquisitions, which the Company intends to undertake for the remainder of 1998. The Company currently anticipates that the cash on hand will allow the Company to fund capital expenditures as planned and to fund anticipated operating losses and net cash outflows for the remainder of the year. The amount of the Company's actual future capital requirements will depend upon many factors, including the performance of the Company's business, the rate and manner in which it expands the TIGN, increases staffing levels and customer growth, upgrades or replaces management information systems and opens new offices, as well as other factors that are not within the Company's control, including competitive conditions and regulatory or other government actions. In the event that the Company's plans or assumptions change or prove to be inaccurate, or if internally generated funds and funds from other financings if entered into, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional funds earlier than currently anticipated. There can be no assurance that any additional financing will be available to the Company in the future or, if available, that it could be obtained on terms acceptable to the Company.

YEAR 2000 (Y2K) COMPLIANCE

	Internal   While the Company believes that its hardware and software
applications are Y2K compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. All software systems and hardware that the Company purchases are required to be Y2K compliant.
In addition, the Company plans to develop Y2K compliancy test suites to test for Y2K compliance across all systems. The Company does not believe that either the risks or the costs incurred for internal systems to be Y2K compliant are material.

  External   While all new contracts entered into by the Company contain a provision warranting that the systems of the supplier or vendor are Y2K compliant, there is a myriad of unidentified potential problems that could occur in global telecommunications. Further, if the software applications of local exchange carriers, long distance carriers, fiber optic cable systems, ITOs, domestic and foreign banking systems, or others on whose services the Company depends, are not Y2K compliant, the non-compliance of those applications could have a material adverse effect on the Company's financial condition and results of operations.

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

                       PART II.  OTHER INFORMATION

                                  TELEGROUP, INC.

Item 1.  Legal Proceedings.
-------   -----------------

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

Item 2.  Changes in Securities and Use of Proceeds.
------   -----------------------------------------

     On January 15, 1998, to acquire business assets of the LeHeron Corporation Limited in Australia and New Zealand, the Company issued 297,590 shares of common stock. On June 5, 1998, the Company issued an additional 98,600 shares of common stock to complete this acquisition. On January 15, 1998, the Company issued 40,000 shares of common stock in lieu of future sales commissions to Katz & Associates in Brazil. On January 21, 1998, the Company issued 7,179 shares of common stock to purchase 60% of the common stock of RediCall Pty. Limited in Australia.

     On April 20, 1998, the Company issued 164,463 shares of common stock to purchase South East Telecom Limited, Phone Centre Communications Limited, and Corporate Networks Limited (collectively, Corporate Networks). On May 31, 1998, to acquire the operations of its Latin American coordinator, the Company issued 25,294 shares of common stock.

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

Item 3.  Defaults Upon Senior Securities.
-------   -------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------   ---------------------------------------------------
     None.

Item 5.  Other Information.
-------   -----------------

         Forward-Looking Statements.  Item 2 of Part I of this report
         --------------------------
includes, and future oral or written statements of the Company and its management may include, certain forward-looking statements, including without limitation statements with respect to the Company's anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, business and competitive outlook, investment and expenditure plans, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "should" or "may," and variations thereof and similar expressions. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

  (i) the effects of ongoing deregulation in the telecommunications industry as a result of the World Trade Organization agreement on basic telecommunications services and the Telecommunications Act of 1996 (the "1996 Act") and other similar federal and state legislation and federal and state regulations enacted thereunder, including without limitation (a) greater than anticipated competition in the Company's telephone markets resulting therefrom, (b) the final outcome of the FCC rulemakings with respect to interconnection agreements and access charge reforms, and of foreign regulatory proceedings affecting the Company's ability to compete in foreign markets, and (c) future state regulatory actions taken in response to the 1996 Act.

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

(vii) the Company's ability to effectively manage its growth, including without limitation the Company's ability to (a) achieve projected economies of scale and cost savings, (b) meet pro forma cash flow projections developed by management in valuing newly acquired businesses, and (c) implement necessary internal controls, and retain and attract key personnel.

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

  (xi the ability of the Company to identify and adequately address Y2K issues, both internally and externally.

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

Item 6.  Exhibits and Reports on Form 8-K.
-------   --------------------------------

         A.   Exhibits

              The exhibits filed as part of this report are set forth in the
Exhibit Index on page 24 of this report.

         B.   Reports on Form 8-K

              None                   19

                           EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q:

Exhibit Number                      Exhibit Description
---------------                      -------------------

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


                                         Telegroup, Inc.



Date: August 13, 1998                  By:   /s/ Douglas Neish
                                         -----------------------
                                              Douglas Neish
                                              Vice President and
                                              Chief Financial Officer


Date: August 13, 1998                  By:   /s/ Gary Korf
                                         -----------------------
                                              Gary Korf
                                              Controller