Form 10-Q
period 1998-09-30
TELEGROUP INC
filed 1998-11-17
CIK 1037535

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                               ---------------

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                       Commission File No. 000-29284

                               TELEGROUP, INC.
             (Exact name of Registrant as Specified in Its Charter)


            Iowa                                      42-1344121
- ------------------------------               ----------------------------
(State or Other Jurisdiction of             (IRS Employer Identification No.)
 Incorporation or Organization)

2098 Nutmeg Avenue, Fairfield, IA                         52556
- ---------------------------------            -----------------------------
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

                        Yes [   ]    No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: There are 33,635,039 shares of Common stock outstanding as of September 30, 1998 and 33,666,410 as of the close of business on November 13, 1998.

                               TELEGROUP, INC.

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          PAGE
-------------------------------                                        ----

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1997
        and September 30, 1998 (unaudited).............................   3

        Consolidated Statements of Operations for the Three and
        Nine Months Ended September 30, 1997 (unaudited) and
        September 30, 1998 (unaudited).................................   4

        Consolidated Statements of Comprehensive Earnings for the
        Three and Nine Months Ended September 30, 1997 (unaudited) and
        September 30, 1998 (unaudited).................................   5

        Consolidated Statement of Shareholders' Equity (Deficit)for
        the Nine Months Ended September 30, 1998 (unaudited)...........   6

        Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1997 (unaudited) and September 30, 1998
        (unaudited)....................................................   7

        Notes to Consolidated Financial Statements (unaudited).........   8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   12

PART II - OTHER INFORMATION
- --------------------------

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

Item 6. Exhibits and Reports on Form 8-K..................................19

Exhibit Index.............................................................20

Signatures................................................................21

PART I - FINANCIAL INFORMATION
-------------------------------
ITEM 1. FINANCIAL STATEMENTS

                       TELEGROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              DECEMBER 31, 1997 AND SEPTEMBER 30,1998 (UNAUDITED)

                                                     December 31, September 30,
                                                     -------------------------
                     ASSETS                              1997        1998
                     ------                          ------------  -----------
Current assets:
     Cash and cash equivalents                       $ 74,213,856  14,830,502
     Securities available-for-sale                     21,103,030        -
     Accounts receivable and unbilled services, less
      allowance for credit losses of $6,173,846 and
      $6,072,064 at December 31, 1997 and September 30,
      1998, respectively                               54,188,757  63,163,888
     Income tax recoverable                             2,693,679   2,675,850
     Prepaid expenses and other assets                  1,384,886   6,020,945
     Receivables from shareholders                         39,376     624,816
     Receivables from employees                           152,259     515,061
                                                      -----------  ----------
               Total current assets                   153,775,843  87,831,062
                                                      -----------  ----------
Net property and equipment                             27,912,978  61,783,463
                                                      -----------  ----------
Other assets:
     Deposits and other assets                          3,594,101  16,362,103
     Goodwill, net of amortization of $142,203 and
      $1,950,467 at December 31, 1997 and
      September 30,1998, respectively                   3,102,707  36,321,149
     Capitalized software, net of amortization          1,724,758   3,008,756
     Debt issuance costs, net of amortization           3,648,026   3,661,603
                                                      -----------  ----------
                                                       12,069,592  59,353,611
                                                      -----------  ----------
               Total assets                          $193,758,413 208,968,136
                                                      -----------  ----------
                                                      -----------  ----------

                                                    December 31,  September 30,
                                                     ------------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)      1997       1998
      ---------------------------------------------- ------------   ---------
Current liabilities:
     Accounts payable                                $ 48,434,985  73,851,327
     Commissions payable                                7,691,401   8,622,125
     Accrued expenses                                   4,479,515   6,289,534
     Note payable (note 3)                                   -     15,000,000
     Customer deposits                                    778,024     929,412
     Unearned revenue                                     186,779     302,472
     Current portion of capital lease obligations         158,706     188,916
     Current portion of long-term debt (note 3)            93,788   1,065,203
                                                      -----------  ----------
               Total current liabilities               61,823,198 106,248,989
                                                      -----------  ----------
Capital lease obligations, excluding current portion      221,179     134,576
Long-term debt, excluding current portion(note 3)     101,450,951 107,704,168
Minority interest                                            -           -
Shareholders' equity (deficit):
     Common stock, no par or stated value;
     150,000,000 shares authorized, 30,889,945
     and 33,635,039 shares issued and outstanding
     at December 31, 1997 and September 30,1998,
     respectively                                            -           -
     Additional paid-in capital                        51,649,660  62,994,326
     Retained deficit                                 (21,125,080)(67,799,866)
     Accumulated other comprehensive income (deficit)    (261,495)   (314,057)
                                                      ----------- -----------
               Total shareholders' equity (deficit)    30,263,085  (5,119,597)
                                                      ----------- -----------
               Commitments and contingencies (notes)

               Total liabilities and
                shareholders' equity (deficit)       $193,758,413 208,968,136

                                                      ----------- -----------
                                                      ----------- -----------

See accompanying notes to consolidated financial statements.

                   TELEGROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
             AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                Three months               Nine months
                             ended September 30,        ended September 30,
                             ------------------         ------------------
                             1997         1998           1997        1998
                             ----         ----           ----        ----
Revenues:
  Retail                $ 56,192,571   66,485,458    169,720,131   187,805,828
  Wholesale               28,128,733   40,319,060     68,757,955   105,929,907
                          ----------  ----------     -----------   -----------
Total revenues            84,321,304  106,804,518    238,478,086   293,735,735
Cost of revenues          61,876,405   85,807,650    174,273,208   237,200,755
                          ----------   ----------    -----------   -----------
Gross profit              22,444,899   20,996,868     64,204,878    56,534,980
                          ----------   ----------    -----------   -----------

Operating expenses:
   Selling, general and
     administrative
     expenses             23,114,929   34,426,835     63,174,487    85,675,402
   Depreciation and
     amortization          1,264,523    4,259,857      3,208,063     9,162,563
   Stock option-based
     compensation             85,595       85,595        256,785       256,785
   Impairment of
     goodwill (note 5)          -       1,888,064           -        1,888,064
                          ----------   ----------    -----------   -----------
      Total operating
        expenses          24,465,047   40,660,351     66,639,335    96,982,814
                          ----------   ----------     ----------   -----------
       Operating loss     (2,020,148) (19,663,483)    (2,434,457)  (40,447,834)

Other income (expense):
   Interest expense         (645,311)  (2,718,326)    (2,134,691)   (7,582,995)
   Interest income           427,677      194,543        782,299     2,135,067
   Foreign currency
     transaction loss       (130,522)    (461,984)      (587,291)     (810,291)
   Other                      79,556       88,466        159,228       251,798
                          ----------   ----------    -----------   -----------

Loss before
   income taxes           (2,288,748) (22,560,784)    (4,214,912)  (46,454,255)

Income tax benefit
   (expense)                 727,588       23,207      1,366,054      (220,531)

Minority interest in
   share of loss                -            -              -            -
                          ----------   ----------     ----------   ----------

Loss before
   extraordinary item     (1,561,160) (22,537,577)    (2,848,858)  (46,674,786)

Extraordinary item, loss on
   extinguishment of debt,
   net of income taxes of
   $1,469,486             (9,970,815)        -        (9,970,815)         -
                          ----------   ----------     ----------   -----------

   Net earnings (loss)   (11,531,975) (22,537,577)   (12,819,673)  (46,674,786)

                           ---------   ----------     ----------   -----------
                           ---------   ----------     ----------   -----------
Per share amounts:
   Earnings (loss) before
   Extraordinary loss          (0.05)       (0.67)         (0.10)        (1.42)
                           ---------   ----------     ----------   -----------
                           ---------   ----------     ----------   -----------
Net earnings (loss)            (0.39)       (0.67)         (0.47)        (1.42)
                           ---------   ----------     ----------   -----------
                           ---------   ----------     ----------   -----------
Weighted-average common
   shares outstanding--
   basic and diluted      29,923,051   33,467,645     27,462,331    32,911,863
                          ----------   ----------     ----------   -----------
                          ----------   ----------     ----------   -----------


See accompanying notes to consolidated financial statements.

                   TELEGROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (UNAUDITED)
             THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
           AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                               Three months              Nine months
                             ended September 30,      ended September 30,
                             ------------------       ------------------
                             1997         1998         1997        1998
                             ----         ----         ----        ----

Net earnings (loss)     $(11,531,975) (22,537,577)   (12,819,673)  (46,674,786)

Foreign currency
   translation
   adjustment,
   net of tax               (209,761)     488,157       (260,274)      (52,562)
                          ----------  ----------     -----------   -----------
Comprehensive
   earnings (loss)      $(11,741,736) (22,049,420)   (13,079,947)  (46,727,348)
                          ----------   ----------    -----------   -----------
                          ----------   ----------    -----------   -----------

See accompanying notes to consolidated financial statements.

                        TELEGROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
                       NINE MONTHS ENDED SEPTEMBER 30,1998

                                                      Accumulated    Total
                               Additional               other        share-
                 Common stock    paid-in   Retained  comprehensive   holders'
                Shares  Amount   capital    deficit income (deficit) equity
                ------  ------ ----------- --------- -------------  ---------

Balances at
  December 31,
  1997          30,889,945 $ -  51,649,660 (21,125,080) (261,495)  30,263,085

Net loss              -      -        -    (46,674,786)     -     (46,674,786)

Shares issued
  in connection
  with business
  combinations
  (note 4)         593,526   -   7,802,717        -         -       7,802,717

Compensation
  expense in
  connection
  with stock
  option plan         -      -     256,785       -         -          256,785

Shares issued
  in-lieu of
  future
  commissions
  (note 7)         125,179   -   1,139,671        -         -       1,139,671

Payment received
  on note
  receivable from
  shareholder         -      -      52,367        -         -          52,367

Issuance of shares
  for options
  exercised        495,021   -     646,477        -         -         646,477

Issuance of shares
  for warrants
  exercised      1,327,333   -        -           -         -            -

Issuance of shares
  for property
  purchase         204,035   -   1,446,649        -        -        1,446,649

Change in
  foreign
  currency
  translation         -      -       -           -       (52,562)     (52,562)
                ---------- ----  ---------  ----------   -------   ----------
Balances at
  September 30,
  1998          33,635,039 $ -  62,994,326 (67,799,866) (314,057)  (5,119,597)
                ---------- ---- ----------  ----------   -------   ----------
                ---------- ---- ----------  ----------   -------   ----------

See accompanying notes to consolidated financial statements.

                     TELEGROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                NINE MONTHS ENDED SEPTEMBER 30,1997 AND 1998


                                                       Nine months
                                                   ended September 30,
                                               -------------------------
                                                  1997             1998
                                               ----------        --------
Cash flows from operating activities:
   Net loss                                   $(12,819,673)  (46,674,786)
   Adjustments to reconcile net loss
    to net cash used in
    operating activities:
      Depreciation and amortization              3,208,063     9,162,563
      Deferred income taxes                       (273,052)         -
      Loss on extinguishment of debt            10,040,301          -
      Impairment of goodwill                          -        1,888,064
      Loss on sale of equipment                       -           70,280
      Provision for credit losses on
       accounts receivable                       6,384,001     9,398,100
      Accretion of debt discounts                  364,455     6,080,514
      Stock option-based compensation expense      256,785       256,785
   Changes in operating assets and liabilities,
       excluding the effects of business
       combinations:
      Accounts receivable and
        unbilled services                      (21,791,926)   (5,865,534)
      Prepaid expenses and other assets           (462,267)   (2,547,061)
      Deposits and other assets                 (1,650,196)  (10,619,246)
      Accounts payable, commissions payable and
       accrued expenses                         16,826,408    11,061,019
      Income taxes                              (1,295,174)       17,829
      Unearned revenue                              95,946       115,693
      Customer deposits                            114,284       151,388
                                                ----------     ---------
           Net cash used in
            operating activities                (1,002,045)  (27,504,392)
                                                ----------     ---------
Cash flows from investing activities:
   Purchases of equipment                      (12,463,348)  (32,277,597)
   Sales of securities available-for-sale             -       21,103,030
   Proceeds from sale of equipment                    -              250
   Capitalization of software                     (306,373)   (1,909,450)
   Cash paid in business combinations,
    net of cash acquired                          (420,956)  (27,664,833)
   Net change in receivables from
    shareholders and employees                    (134,437)     (948,242)
                                                 ---------     ---------
            Net cash used in
             investing activities              (13,325,114)  (41,696,842)
                                                 ---------     ---------

Cash flows from financing activities:
   Net proceeds from line of credit             15,000,000          -
   Net proceeds from notes payable                    -        9,055,500
   Net proceeds from long-term borrowing        24,578,885     1,478,553
   Debt issuance costs                            (750,000)     (458,548)
   Net proceeds from options exercised              87,723       646,477
   Principal payments under capital
    lease obligations                              (94,283)     (427,683)
   Proceeds received on note due from
    shareholder                                       -           52,367
   Prepayment of senior subordinated notes     (20,000,000)         -
   Net proceeds from issuance of stock          39,825,343          -
   Principal payments on long-term
    borrowings                                        -         (476,224)
                                                 ---------     ---------
           Net cash provided by
            financing activities                58,647,668     9,870,442
                                                 ---------     ---------
Effect of exchange rate changes on cash           (260,274)      (52,562)
                                                 ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                              $44,060,235   (59,383,354)
Cash and cash equivalents at beginning
 of period                                      14,155,013    74,213,856
                                                ----------    ----------
Cash and cash equivalents at end of period     $58,215,248    14,830,502
                                                ----------    ----------
                                                ----------    ----------
Supplemental disclosures of cash flow
    information:

   Interest paid                               $ 2,356,921     1,085,814
                                                ----------    ----------
                                                ----------    ----------
   Taxes paid                                  $     2,622        12,770
                                                ----------    ----------
                                                ----------    ----------

Supplemental disclosures on noncash investing and financing activities:

   Common stock issued in connection
    with business combinations                 $   470,000     7,802,717
                                                ----------    ----------
                                                ----------    ----------
   Common stock issued in-lieu of
    future commissions                                -        1,139,671
                                                ----------    ----------
                                                ----------    ----------
   Common stock issued in connection
    with property purchase                            -        1,446,649
                                                ----------    ----------
                                                ----------    ----------


See accompanying notes to consolidated financial statements.

                     TELEGROUP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

(1)  PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements of Telegroup, Inc. and subsidiaries (the Company or Telegroup) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the amounts of revenues and expenses. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 1997, was derived from the Company's audited consolidated balance sheet as of that date. The consolidated financial statements as of September 30, 1998 and for the three and nine month periods then ended are unaudited. In the opinion of the Company, such interim financial statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, the Company believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Form 10-K as filed with the SEC.

(2)  MANAGEMENT'S PLANS

     In third quarter 1998, the Company's planned high yield debt and PIK preferred equity offering was aborted due to a general downturn in the capital markets. As a consequence, the Company has experienced, and continues to experience, liquidity pressure. In October, the company announced a restructuring plan to scale back low margin wholesale business, reduce its workforce worldwide, suspend its ATM network initiative, and down-size senior management.

     As discussed more fully at footnote (3) below, the Company's existing asset-based line of credit, originally due November 4, 1998, was extended to December 15, 1998. In addition, the Company obtained commitment from the lender to increase the loan from $15,000,000 to $25,000,000.

     The Company is attempting to refinance the $25,000,000 loan and raise an additional $35,000,000 to fully fund its business plan through 1999 through public or private equity and/or debt sources or by attracting a strategic business partner. In the event the Company is unable to obtain additional equity or debt financing or to attract a strategic business partner, it will be forced to consider alternatives, including sale of certain business assets or filing a petition of relief under Chapter 11 of the Federal Bankruptcy Code. If a petition for bankruptcy relief becomes necessary, the carrying value of certain of the Company's long-lived assets, primarily capitalized software development costs and goodwill, would be materially adversely affected.

(3)  DEBT

     Long-term debt at December 31, 1997 and September 30,1998 is shown below:

                                         December 31,      September 30,
                                         ------------------------------
                                              1997              1998
                                         -------------      -----------
     8.0% convertible subordinated
       notes, due April 15, 2005,
       unsecured                         $ 25,000,000         25,000,000
     10.5% senior discount notes,
       net of discount, due
       November 1, 2004, unsecured         76,442,135         82,522,649
     8.5% note payable, paid in 1998           11,082               -
     10.8% note payable, due monthly
       through fiscal 1998, secured by
       equipment financed                      80,955             15,319
     8.75% note payable, due monthly
        through February, 1999, balloon
        payment due March, 1999,
        secured by building                      -               588,456
     8.0% note payable, due through
        February, 1999, unsecured                -               402,630
     6.85% note payable, due monthly
       through fiscal 1999, unsecured           8,204              5,274
     8.0% note payable, paid in 1998            2,363               -
     2.5% above prime note payable, due
       monthly through fiscal 2002,
       secured by office unit, London            -               115,753
     8.7% note payable, due monthly
       through fiscal 1998, secured by
       vehicle                                   -                25,409
     10.35% note payable, due monthly
       through 2001, secured by vehicle          -                22,091
     8.25% note payable, due monthly
       through 2001, secured by vehicle          -                26,387
     9.28% note payable, due monthly
       through 2001, secured by vehicle          -                45,403
                                          -----------        -----------
                                          101,544,739        108,769,371
     Less current portion                     (93,788)        (1,065,203)
                                          -----------        -----------
     Total long-term debt                $101,450,951        107,704,168
                                         ------------         ----------
                                         ------------         ----------

At September 30, 1998, the Company had an asset based line of credit with a financial institution which provided for up to $15,000,000 in committed credit. Borrowings under the line were $15,000,000 at September 30, 1998.
Interest is payable at 10.5 percent per annum. The credit line terminated on November 4, 1998 and is collateralized by substantially all of the Company's assets.

On November 13, 1998, the financial institution committed to increase borrowings available under the line of credit to $25,000,000 and to extend the due date to December 15, 1998.



(4) BUSINESS COMBINATIONS

    During the nine-month period ended September 30, 1998, the Company acquired assets or common stock of various companies providing products or services in the global telecommunications market. Each acquisition (described below) was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition.

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

    The agreements also contained provisions which called for additional consideration if certain financial measures of the acquired entities were met subsequent to the date of acquisition. On June 5, 1998, the Company issued an additional 99,000 shares valued at $1,066,598 to the Coordinators to cancel such contingent consideration provisions in the original purchase agreements.

    The aggregate purchase price for these acquisitions was allocated based on estimated fair values as follows:

         Property and equipment                $    36,226
         Goodwill                                5,200,355
                                                ----------
                Total                          $ 5,236,581
                                                ----------
                                                ----------

    On January 21, 1998, the Company acquired 60 percent of the common stock of, and controlling interest in, Redicall Pty Limited (Redicall) for $531,751 and 7,179 shares of unregistered common stock valued at $105,254, for total consideration of $637,005. Redicall is engaged in the wholesale distribution of prepaid telephone calling cards. The aggregate purchase price for this acquisition was allocated based on estimated fair values as follows:

         Current assets                       $    156,337
         Property and equipment                      1,672
         Deposits                                    8,207
         Goodwill                                  760,110
         Current liabilities                      (147,532)
         Non-current liabilities                  (141,789)
                                                ----------
                Total                          $   637,005
                                                ----------
                                                ----------

    The minority interest's portion of the Redicall stockholders' deficit was included in the Company's calculation of goodwill. Accordingly, the Company will absorb all of Redicall's net earnings and losses until such deficit becomes positive. At September 30, 1998, no minority interest has been reflected in the accompanying financial statements.

    On February 3, 1998, the Company acquired a 9.9% interest in Newsnet ITN Limited (Newsnet), a provider of international and long-distance facsimile services, for $880,770. On May 31, 1998, the Company acquired the remaining 90.1% of Newsnet for an additional $8,909,565 bringing the total consideration paid to $9,790,335. The aggregate purchase price for this acquisition was allocated based on estimated fair values as follows:

            Current assets                             $  6,504,055
            Property and equipment                          682,398
            Goodwill                                      8,719,794
            Current liabilities                          (5,747,820)
            Non-current liabilities                        (368,092)
                                                         ----------
                  Total                                 $ 9,790,335
                                                         ----------
                                                         ----------
    On April 20, 1998, the Company purchased South East Telecom Limited, Phone Centre Communications Limited, and Corporate Networks Limited (collectively Corporate Networks). Corporate Networks is engaged in the supply, installation, and maintenance of telecommunications equipment. Consideration for the purchase was cash of $62,544 and 164,463 shares of unregistered common stock of the Company valued at $2,336,922. Additional consideration to be paid in unregistered common stock of the Company is due by April 1999 based on average monthly usage of telephone related services by customers over a predetermined length of time as specified in the agreement. Due to the uncertainty of future customer usage, the Company is unable to calculate the minimum additional consideration. The aggregate purchase price for this acquisition as of September 30, 1998 was allocated based on estimated fair values as follows:

             Current assets                            $  2,171,640
             Property and equipment                         501,673
             Goodwill                                     3,678,908
             Current liabilities                         (3,952,755)
                                                          ---------
                    Total                               $ 2,399,466
                                                          ---------
                                                          ---------

    Additional consideration resulting from the telephony usage of the acquired customer accounts will be recorded as an addition to the purchase price when known.

    On May 31, 1998, the Company acquired the operations of its Latin American coordinator. Consideration for the purchase was 25,294 shares of common stock of the Company valued at $337,193. The aggregate purchase price for this acquisition was allocated to goodwill based on estimated fair values
    of the assets and liabilities acquired.   The total consideration of
    $337,193 is being amortized using an accelerated method over the estimated life of the coordinator's customers or three years, whichever is shorter.

    On June 5, 1998, the Company purchased approximately 2,500 long distance customer accounts of Mediacom Telefacilities Limited (Mediacom). Mediacom provides national and international long distance services to corporate customers throughout the United Kingdom. In accordance with the purchase agreement, the Company paid consideration of $576,100 and is obligated to pay additional consideration in the form of cash and unregistered common stock based upon the average monthly usage of the acquired customer accounts from April 1, 1998 through October 31, 1998. Due to the timing of billing cycles for Mediacom customers, the Company is unable to calculate the minimum additional consideration at this time. The appropriate adjustment will be reflected in the fourth quarter of 1998. The aggregate purchase price of $576,100 was allocated to goodwill and will be amortized using an accelerated method over the estimated life of the acquired customers or three years, whichever is shorter. Additional consideration resulting from the financial performance of the acquired customer accounts will be recorded as an addition to the purchase price when known and amortized over the remaining life of the customers.

    On August 7, 1998, the Company purchased Switch Telecom Pty Ltd (Switch Telecom). Switch Telecom is a full service telecommunications provider serving medium-sized businesses throughout Australia. Consideration for Switch Telecom was $12,952,500 in cash. As of September 30, 1998, purchase price for Switch Telecom was allocated based on estimated fair values as follows:

        Current assets                                     $ 6,441,499
        Property and equipment                               2,195,538
        Goodwill                                            16,932,383
        Current liabilities                                (12,616,920)
                                                            ----------
             Total                                         $12,952,500
                                                           -----------
                                                           -----------

    The Company, through its subsidiary Switch Telecom, purchased all the assets of Frame Relay Pty Ltd. (Frame Relay). Frame Relay owns an extensive data network throughout Australia and the Pacific Rim. Consideration for Frame Relay was $3,333,000 in cash. As of September 30, 1998, the purchase price of Frame Relay was allocated based on estimated fair values as follows:

        Current assets                                     $   486,716
        Property and equipment                               2,862,597
        Goodwill                                               657,177
        Current liabilities                                   (673,490)
                                                            ----------
             Total                                         $ 3,333,000
                                                            ----------
                                                            ----------

    Proforma operating results of the companies described above, assuming these acquisitions were consummated on January 1, 1997, do not differ significantly from reported amounts.

(5) IMPAIRMENT OF GOODWILL

    In 1996, the Financial Accounting Standard Board issued Statement No. 121, "Accounting for Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 requires that the long-lived assets and certain identifiable intangibles, held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recovered. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset is less than its carrying value. If such assets are considered to be impaired, the measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected cash flows.

    Subsequent to September 30, 1998, the Company decided to significantly scale back the development and assembly of calling card platforms at its subsidiary, PCS Telecom, Inc. (PCS). This decision significantly reduced the Company's estimated future cash flows for this subsidiary. As a result of the Company's estimated shortfalls of cash flows, the Company wrote-off its goodwill in the amount of $1,888,064 relating to this subsidiary.


(6) SHAREHOLDERS' EQUITY

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

(7) CONSIDERATION GIVEN IN-LIEU OF FUTURE COMMISSIONS

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

    On June 30, 1998, the Company entered into an agreement to prepay commissions owed to an independent sales agent. Total consideration was $1,100,000 in cash and common stock valued at $1,000,000. As of June
    30, 1998, the common stock was not issued. On August 29, 1998, the agreement was amended. Instead of common stock valued at $1,000,000, the Company agreed to issue 85,179 shares of registered common stock valued at $574,671 and a promissory note for $500,000. The promissory note bears interest at 8.0% per annum. An installment payment of $100,000 was made in August, 1998. An installment payment of $100,000 is due November, 1998. An installment payment of $200,000 is due December, 1998, with the balance of $100,000 due February, 1999.

(8) INDEFEASIBLE RIGHT OF USE AGREEMENTS

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

    The Company has a one-year $3,000,000 usage commitment with MFS/WorldCom in Frankfurt, Germany, to use MFS/WorldCom's fiber-optic network in its delivery of telecommunication services. This agreement began on September 5, 1997. On July 28, 1998, the Company and MRS/Worldcom agreed to an extension of the term of this agreement to June 30, 1999.

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

    The Company has an agreement with Epoch Networks, Inc. for internet services, with a minimum usage total commitment of $875,000 over the next two years. This agreement began June 1, 1998.

    Shortfalls in usage commitments, if any, are recorded as cost of revenues in the period identified.

    LETTERS OF CREDIT

    The Company has outstanding irrevocable letters of credit in the amount of $1,049,380 as of September 30, 1998 with certain carriers. These letters of credit, which have expiration dates from March 15, 1999 to July 27, 1999, collateralize the Company's obligations for network usage on the carriers' networks. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the arrangement with issuing banks.

    OTHER COMMITMENTS

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

SUMMARY

   Telegroup is a growing multinational carrier of long distance telecommunications services to over 200 countries. Telegroup offers services to small and medium-sized businesses and residential customers. The Company also provides value-added wholesale services to over 40 domestic and international telecommunications carriers. Telegroup believes that it has one of the most comprehensive global sales, marketing, and customer service organizations of the emerging multinational carriers. The Company operates a digital, facilities-based network, the Telegroup Intelligent Global Network, which consists of a central operating center, twenty-five switches, five enhanced service platforms, owned or leased capacity on ten digital fiber-optic cable links, and leased parallel data transmission capacity.

     In third quarter 1998, the Company's planned high yield debt and PIK preferred equity offering was aborted due to a general downturn in the capital markets. As a consequence, the Company has experienced, and continues to experience, liquidity pressure. In October, the company announced a restructuring plan to scale back low margin wholesale business, reduce its workforce worldwide, suspend its ATM network initiative, and down-size senior management.

     As discussed more fully at footnote (3) to the financials, the Company's existing asset-based line of credit, originally due November 4, 1998, was extended to December 15, 1998. In addition, the Company obtained commitment from the lender to increase the loan from $15,000,000 to $25,000,000.

     The Company is attempting to refinance the $25,000,000 loan and raise an additional $35,000,000 to fully fund its business plan through 1999 through public or private equity and/or debt sources or by attracting a strategic business partner. In the event the Company is unable to obtain additional equity or debt financing or to attract a strategic business partner, it will be forced to consider alternatives, including sale of certain business assets or filing a petition of relief under Chapter 11 of the Federal Bankruptcy Code. If a petition for bankruptcy relief becomes necessary, the carrying value of certain of the Company's long-lived assets, primarily capitalized software development costs and goodwill, would be materially adversely affected.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. Revenues increased 26.7%, or $22.5 million, from $84.3 million in the three months ended September 30,1997 to $106.8 million in the three months ended September 30,1998. Wholesale revenues increased from $28.1 million, or 33.3% of total revenues in the three months ended September 30,1997, to $40.3 million, or 37.7% of revenues for the three months ended September 30,1998. Retail revenues increased from $56.2 million, or 66.7% of total revenues in the three months ended September 30, 1997, to $66.5 million, or 62.3% of total revenues for the three months ended September 30, 1998.

     Cost of Revenues. Cost of revenues increased 38.6% or $23.9 million, from $61.9 million in the three months ended September 30, 1997 to $85.8 million in the three months ended September 30, 1998. As a percentage of revenues, cost of revenues increased from 73.4% to 80.3%, primarily as a result of a larger percentage of lower margin wholesale revenues, retail price declines in certain deregulating markets, and an increase in fixed recurring costs as the Company transitioned to becoming a facilities-based provider.

     Operating Expenses. Operating expenses increased 66.1%, or $16.2 million, from $24.5 million in the three months ended September 30,1997 to $40.7 million in the three months ended September 30,1998, primarily as a result of professional services associated with the Company's aborted debt and equity offering, increased advertising initiatives in foreign markets, an increase in international subsidiaries and the number of employees necessary to provide direct sales and sales support internationally, as well as an impairment charge on goodwill incurred in anticipation of the Company's fourth quarter plan of restructuring. Other contributing factors were bad debt expense and depreciation and amortization expense, as discussed below. As a percentage of revenues, operating expenses increased 9.0% from 29.1% in the three months ended September 30,1997 to 38.1% in the three months ended September 30,1998. The number of full and part-time employees grew from 576 in the three months ended September 30,1997, to 1,065 in the three months ended September 30, 1998, representing a 84.9% increase.

     Bad Debt. Bad debt expense increased from $1.9 million, or 2.3% of revenues in the three months ended September 30, 1997 to $5.0 million, or 4.7% of revenues, in the three months ended September 30,1998. The increase in bad debt expense in the three months ended September 30, 1998 was due to a direct write-off of a receivable from a joint venture marketing partner.

     Depreciation and Amortization. Depreciation and amortization increased from $1.3 million in the three months ended September 30,1997, to $4.3 million in the three months ended September 30,1998, primarily due to increased capital expenditures incurred in connection with the development and expansion of the TIGN, as well as amortization expenses associated with intangible assets.

     Operating Loss. Operating loss increased by $17.7 million, from $2.0 million in the three months ended September 30,1997, to $19.7 million in the three months ended September 30,1998, as a result of the preceding factors.

     Net Loss. Net loss increased approximately $11 million, from $11.5 million in the three months ended September 30,1997, to $22.5 million in the three months ended September 30,1998. The increase is attributable to lower operating income and a $2.3 million increase in net interest expense.

     EBITDA. EBITDA decreased from $(0.7) million in the three months ended September 30, 1997, to $(13.8) million in the three months ended September 30, 1998, as a result of the foregoing factors.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. Revenues increased 23.1%, or $55.2 million, from $238.5 million in the nine months ended September 30, 1997 to $293.7 in the nine months ended September 30, 1998. This increase was due to growth in international and domestic retail sales and international and domestic wholesale revenues. Wholesale revenues increased from $68.8 million, or 28.8% of total revenues in the nine months ended September 30, 1997, to $105.9 million or 36.1% of total revenues for the nine months ended September 30, 1998. Retail revenues increased from $169.7 million, or 71.2% of total revenues in the nine months ended September 30, 1997, to $187.8 million, or 63.9% of total revenues in the nine months ended September 30, 1998.

     Cost of Revenues. Cost of revenues increased 36.1%, or $62.9 million, from $174.3 million to $237.2 million. As a percentage of revenues, cost of revenues increased from 73.1% to 80.8%, primarily as a result of a larger percentage of lower margin wholesale revenues, retail price declines in certain deregulating markets, and an increase in fixed recurring costs as the Company transitioned to becoming a facilities-based provider.

     Gross Profits. Gross profit decreased 12.0%, or $7.7 million, from $64.2 million in the nine months ended September 30, 1997, to $56.5 million in the nine months ended September 30, 1998. As a percentage of revenues, gross profit decreased from 26.9% to 19.2%, due to the increase in the relative cost of revenues as a percentage of overall revenues.

     Operating Expenses. Operating expenses increased 45.6%, or $30.4 million, from $66.6 million in the nine months ended September 30, 1997 to $97.0 million in the nine months ended September 30, 1998, as a result of increased professional services associated with the Company's aborted debt and equity offering, increased advertising initiatives in foreign markets, an increase in international subsidiaries and the number of employees necessary to provide direct sales and sales support internationally, as well as an impairment charge on goodwill incurred in anticipation of the Company's fourth quarter plan of restructuring. Other contributing factors were bad debt expense and depreciation and amortization expense, as discussed below. As a percentage of revenues, operating expenses increased 5.1% from 27.9% in the nine months ended September 30, 1997 to 33.0% in the nine months ended September 30, 1998.

     Bad debt expense increased from $6.4 million, or 2.7% of revenues in the nine months ended September 30, 1997 to $9.4 million, or 3.2% of revenues, in the nine months ended September 30, 1998. The increase in bad debt expense as a percentage of revenues in the nine months ended September 30, 1998 was due to direct write off of a receivable from a joint venture marketing partner.

     Depreciation and amortization increased from $3.2 million in the nine months ended September 30, 1997 to $9.2 million in the nine months ended September 30, 1998, primarily due to increased capital expenditures incurred in connection with the development and expansion of the TIGN, as well as amortization expenses associated with intangible assets.

     Operating Loss. Operating loss increased by $38.1 million, from $2.4 million in the nine months ended September 30, 1997, to $40.5 million in the nine months ended September 30, 1998, as a result of the preceding factors.

     Net Loss. Net loss increased approximately $33.9 million, from $12.8 million in the nine months ended September 30, 1997, to $46.7 million in the nine months ended September 30, 1998, as a result of lower operating income and a $4.1 million increase in interest expense net of interest income.

     EBITDA. EBITDA decreased from $0.6 million in the nine months ended September 30, 1997, to $(29.7) million in the nine months ended September 30, 1998, as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's capital requirements have consisted of capital expenditures in connection with the acquisition and maintenance of switching capacity and funding of accounts receivable and other working capital requirements. The Company's capital requirements have been funded primarily by funds provided by operations, revolving credit lines, the Company's Initial Public Offering, convertible debentures, long-term debt, additional equity issuances, and by capital leases. The Company requires additional capital to develop and expand the TIGN, open new offices, introduce new telecommunications services,upgrade and/or replace its management information systems, and fund its anticipated operating losses and net cash outflows in the near term. The Company may seek to raise such additional capital from public or private equity and/or debt sources or to attract a strategic business partner. There can be no assurance that the Company will be able to obtain the additional financings or attract a strategic partner or that it will be able to do so on a timely basis or on terms favorable to the Company. In the event the Company is unable to secure the additional financings or attract a strategic partner, it will be forced to consider alternatives, including sale of certain assets or filing a petition of relief under Chapter 11 of the Federal Bankruptcy Code.

     Net cash used in operating activities was $1.0 million in the nine months ended September 30, 1997 and $27.5 million in the nine months ended September 30, 1998. The net cash used in operating activities in the nine months ended September 30, 1997, was primarily due to a greater increase in accounts receivable from customers relative to an increase in accounts payable from carriers, commissions payable and accrued expenses. The net cash used in operating activities in the nine months ended September 30, 1998, was primarily due to the net loss, partly offset by an increase in accounts payable, an increase in depreciation and amortization expense, an impairment charge on goodwill, an increase in the provision for credit losses, and an increase in accretion of the debt discount. The $10.6 million increase in deposits and other assets in the nine months ended September 30, 1998, was due primarily to deposits on major accounting and billing software systems not yet in service at period end.

     Net cash used in investing activities was $13.3 million in the nine months ended September 30, 1997, and $41.7 million in the nine months ended September 30, 1998. The net cash used in the nine months ended September 30, 1997 was primarily due to increases in equipment purchases. The net cash used in the nine months ended September 30, 1998 was primarily due to equipment purchases and business combinations, partly offset by sales of securities-available-for-sale.

     Net cash provided by financing activities was $58.6 million in the nine months ended September 30, 1997, and $9.9 million in the nine months ended September 30, 1998. The net cash provided in the nine months ended
September 30, 1997, was primarily due to proceeds from issuance of stocks and from long term borrowing. The net cash provided in the nine months ended September 30, 1998, was primarily due to proceeds from notes payable.

YEAR 2000 (Y2K) COMPLIANCE

The Problem

The Year 2000 poses a series of risks for today's corporations. Most notable is the inability of many legacy systems, whether internally developed or purchased from third parties, to handle four-digit year processing (e.g.
1996). A large percentage of these systems are designed to process only two-digit years (e.g. 96) and will treat the year 2000 as the year '00' internally. Processing logic based on year comparisons and calculations will generate false results. Also the year 2000 is a leap year. Systems programmed to treat century years (i.e. those ending in '00') as non-leap years will incorrectly designate the year 2000 as having a 365 day rather than a 366 day calendar. Unless hardware, system software, and applications are corrected to be Year 2000 (Y2K) compliant, computers and the devices they control could generate miscalculations and create operational problems.

The Company's State of Readiness

The Company recognizes the importance of addressing the Y2K problem in a timely and comprehensive manner. To that end, the Company has dedicated resources to identify, resolve and test the issues related to Y2K compliance. The Company is at work on and plans to complete by year end 1998 a comprehensive test plan for all legacy systems. Legacy systems requiring enhancement or modification to achieve Y2K compliance should be so enhanced or modified by mid year 1999.

The Company has purchased several vendor packages for back-end office processes, among them:

    Convergent Billing Platform (CBP) from Saville, Inc. for Customer Care, Event Processing, Billing, and Post Billing

    PeopleSoft Financials (General Ledger, Accounts Payable, Asset Management, Purchasing, Inventory, Budget, and Projects)

    PeopleSoft HRMS (HR, Benefit Admin, and Payroll Interface)

    Treasury Manager from Selkirk, Inc.

In all cases, the Company has required that within the contracts with these vendors, the applications provided are certified to be Y2K compliant. Of the listed vendor packages, only PeopleSoft Financials has been implemented as of October, 1998. CBP from Saville, which has the longest implementation period, was scheduled for a March, 1999 production date. It had been the Company's intention to begin integration testing of all its systems to ensure Y2K compliance simultaneously with the CBP production date. By December, 1998, the Company intended having a detailed test plan developed to carry out such tests. On October 12, 1998, the Company announced that as part of a strategic repositioning, it would reduce its operating and capital expenditures. Consequently, further expenditure and deployment of Saville CBP and the PeopleSoft HR application have been placed on hold. Nevertheless, the Company wiplans to develop by December, 1998, a detailed Y2K test plan, and plans to modify and test all legacy systems, including those intended to be replaced by Saville CBP and PeopleSoft HR, for Y2K compliance by mid year 1999.

In regard to the Company's network of telephony switching equipment, both the Nortel built switches and the TIGN switches either are now Y2K compliant or are planned to be by December, 1998,. The Company's Passport switches should be Y2K compliant by March, 1999.

As part of the Company's Y2K readiness assessment, the Company intends to contact significant suppliers, primarily of telephony services, to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their Y2K compliance issues. The Company expects to contact all such significant suppliers by end of year 1998. There can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

Costs to Address the Company's Y2K Issues

The delay in implementation of Saville CBP and PeopleSoft HR has altered the Company's assessment of its costs to remedy any existing Y2K issues. The Company expects to be able to make a revised determination of remediation costs by year end 1998.

Risks Associated with the Company's Y2K Issues

Management believes it has an effective program in place to resolve the Y2K issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to take customer orders, provide and bill services, collect payments, or maintain customer service. To date, management has not developed or implemented a Y2K Contingency Plan. The amount of potential liability and lost revenue can not be reasonably estimated at this time.

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

                           PART II.  OTHER INFORMATION

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

Item 2.  Changes in Securities and Use of Proceeds.
-------   -----------------------------------------

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

Item 3.  Defaults Upon Senior Securities.
-------   -------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------   ---------------------------------------------------
     None.

Item 5.  Other Information.
-------   -----------------

         Forward-Looking Statements.  Item 2 of Part I of this report
         --------------------------
includes, and future oral or written statements of the Company and its management may include, certain forward-looking statements, including without limitation statements with respect to the Company's anticipated future

                                     17PAGE
operating and financial performance, financial position and liquidity, growth opportunities and growth rates, business and competitive outlook, investment and expenditure plans, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "should" or "may," and variations thereof and similar expressions. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

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

(viii) difficulties in the integration of the recent acquisitions, whether caused by financing constraints, regulatory limitations, or management capabilities.

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


                                         Telegroup, Inc.



Date: November 14, 1998             By:   /s/ Douglas Neish
                                         -----------------------
                                              Douglas Neish
                                              Vice President and
                                              Chief Financial Officer


Date: November 14, 1998             By:   /s/ Jerry Oliver
                                         -----------------------
                                              Jerry Oliver
                                              Controller